Form 10-Q
period 2021-09-30
T Stamp Inc
filed 2022-03-21
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2021

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-41252

T Stamp Inc. (D/B/A Trust Stamp)

(Exact name of registrant as specified in its charter)

3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia,	30305
(Address of principal executive offices)	(Zip Code)

(404) 806-9906

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, no par value per share	IDAI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 21, 2022, there were 24,573,637 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and September 30, 2020 (Unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and September 30, 2020 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
	Signatures	44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T STAMP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$173,879	$1,469,952
Accounts receivable	184,022	140,853
Related party receivables	26,359	14,505
Prepaid expenses and other current assets	548,117	458,995
Total Current Assets	932,377	2,084,305
Capitalized internal-use software, net	1,162,630	1,131,484
Goodwill	1,248,664	1,248,664
Intangible assets, net	204,293	22,382
Property and equipment, net	124,136	127,975
Other assets	303,245	197,956
Total Assets	$3,975,345	$4,812,766
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$297,688	$380,525
Related party payables	569,620	448,305
Accrued expenses	774,825	809,203
Deferred revenue	186,255	469,105
Non-convertible notes payable, current, plus accrued interest of $- and $19,730, less discount of $- and $25,511, respectively.	—	344,219
Total Current Liabilities	1,828,388	2,451,357

Warrant liabilities	342,122	287,750
Non-convertible notes payable, non-current, plus accrued interest of $8,171 and $-, respectively	866,760	—
Total Liabilities	3,037,270	2,739,107

Commitments and Contingencies, Note 14

Stockholders' Equity:
Series A Preferred Stock $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock $.01 par value, 37,500,000 shares authorized, 19,140,900 and 17,695,985 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	191,409	176,965
Treasury stock, at cost: 282,565 shares held as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	26,030,969	20,306,495
Noncontrolling interest	161,878	163,182
Stockholders' notes receivable	(383,197)	(467,061)
Accumulated other comprehensive income	121,860	45,100
Accumulated deficit	(25,184,844)	(18,151,022)
Total Stockholders' Equity	938,075	2,073,659
Total Liabilities and Stockholders' Equity	$3,975,345	$4,812,766

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$330,104	$356,690	$1,581,796	$1,413,230
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	249,357	130,882	853,370	467,377
Research and development	578,763	287,469	1,126,914	794,237
Selling, general, and administrative	2,292,182	1,488,089	6,102,937	3,372,817
Depreciation and amortization	149,103	101,538	422,727	294,610
Total Operating Expenses	3,269,405	2,007,978	8,505,948	4,929,041
Operating Loss	(2,939,301)	(1,651,288)	(6,924,152)	(3,515,811)
Non-Operating Income (Expense):
Interest expense	(3,801)	(29,737)	(43,850)	(152,128)
Change in fair value of warrant liability	(54,372)	—	(54,372)	—
Warrant expense	—	—	—	(1,413,273)
Grant income	10,308	—	61,601	—
Other income	—	—	10,865	56,255
Other expense	(49,178)	(8,252)	(85,217)	(8,420)
Total Other Expense, Net	(97,043)	(37,989)	(110,973)	(1,517,566)
Net Loss before Taxes	(3,036,344)	(1,689,277)	(7,035,125)	(5,033,377)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(3,036,344)	(1,689,277)	(7,035,125)	(5,033,377)
Net loss attributable to noncontrolling interest	(440)	(15)	(1,304)	(47)
Net loss attributable to T Stamp Inc.	$(3,035,904)	$(1,689,262)	$(7,033,821)	$(5,033,330)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.16)	$(0.15)	$(0.37)	$(0.49)
Weighted-average shares used to compute basic and diluted net loss per share	19,358,016	10,957,772	18,847,797	10,229,196

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss including noncontrolling interest	$(3,036,344)	$(1,689,277)	$(7,035,125)	$(5,033,377)
Other Comprehensive Income:
Foreign currency translation adjustments	32,032	5,942	76,760	7,477
Total Other Comprehensive Income	32,032	5,942	76,760	7,477
Comprehensive loss	(3,004,312)	(1,683,335)	(6,958,365)	(5,025,900)
Comprehensive loss attributable to noncontrolling interest	(440)	(15)	(1,304)	(47)
Comprehensive loss attributable to T Stamp Inc.	$(3,003,872)	$(1,683,320)	$(6,957,061)	$(5,025,853)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Series A									Accumulated
	Convertible				Additional				Stockholders'	Other
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, June 30, 2020	608,734	$3,751,971	10,409,380	$104,095	$8,914,731	1,111,610	$—	$163,213	$(225,000)	$1,502	$(10,811,530)	$1,898,982
Issuance of common stock	—	—	22,500	225	34,775	(22,500)	—	—	—	—	—	35,000
Conversion of convertible notes to Series A preferred stock	31,514	245,486	—									245,486
Issuance of Series A preferred stock	624,204	4,301,718	—	—								4,301,718
Conversion of Series A preferred stock to common stock	(1,264,452)	(8,299,175)	6,322,260	63,223	8,235,952	—	—	—	—	—	—	—
Common stock collateral returned	—	—	(400,000)	(4,000)	4,000	400,000	—	—	—	—	—	—
Share-based compensation	—	—	15,000	150	99,234	(15,000)	—	—	—	—	—	99,384
Currency translation adjustment	—	—	—	—	—	—	—	—	—	5,942	—	5,942
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(15)	—	—	—	(15)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(1,689,262)	(1,689,262)
Balance, September 30, 2020	—	$—	16,369,140	$163,693	$17,288,692	1,474,110	$—	$163,198	$(225,000)	$7,444	$(12,500,792)	$4,897,235

	Series A									Accumulated
	Convertible				Additional				Stockholders'	Other
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, June 30, 2021	—	$—	19,100,710	$191,007	$25,095,832	282,565	$—	$162,318	$(411,127)	$89,828	$(22,148,940)	$2,978,918
Issuance of common stock	—	—	40,190	402	22,730	—	—	—	—	—	—	23,132
Issuance of common stock warrants	—	—	—	—	19,509	—	—	—	—	—	—	19,509
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	—	—	27,930	—	—	27,930
Share-based compensation	—	—	—	—	892,898	—	—	—	—	—	—	892,898
Currency translation adjustment	—	—	—	—	—	—	—	—	—	32,032	—	32,032
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(440)	—	—	—	(440)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(3,035,904)	(3,035,904)
Balance, September 30, 2021	—	$—	19,140,900	$191,409	$26,030,969	282,565	$—	$161,878	$(383,197)	$121,860	$(25,184,844)	$938,075

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Series A									Accumulated
	Convertible				Additional				Stockholders'	Other
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, December 31, 2019	186,137	$1,450,000	9,624,980	$96,250	$6,074,054	1,602,565	$—	$163,245	$(225,000)	$(33)	$(7,467,462)	$91,054
Issuance of preferred Series A warrants	—	—	—	—	2,138,274	—	—	—	—	—	—	2,138,274
Issuance of common warrants	—	—	—	—	88,000	—	—	—	—	—	—	88,000
Issuance of common stock	—	—	406,900	4,070	539,935	(113,455)	—	—	—	—	—	544,005
Conversion of notes to Series A preferred stock	189,576	1,062,986	—	—	100,000	—	—	—	—	—	—	1,162,986
Issuance of Series A preferred stock, net of issuance costs	888,739	5,786,189	—	—	—	—	—	—	—	—	—	5,786,189
Conversion of Series A preferred stock to common stock	(1,264,452)	(8,299,175)	6,322,260	63,223	8,235,952	—	—	—	—	—	—	—
Share-based compensation	—	—	15,000	150	112,477	(15,000)	—	—	—	—	—	112,627
Currency translation adjustment	—	—	—	—	—	—	—	—	—	7,477	—	7,477
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(47)	—	—	—	(47)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(5,033,330)	(5,033,330)
Balance, September 30, 2020	—	$—	16,369,140	$163,693	$17,288,692	1,474,110	$—	$163,198	$(225,000)	$7,444	$(12,500,792)	$4,897,235

	Series A									Accumulated
	Convertible				Additional				Stockholders'	Other
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, December 31, 2020	—	$—	17,695,985	$176,965	$20,306,495	282,565	$—	$163,182	$(467,061)	$45,100	$(18,151,023)	$2,073,658
Exercise of warrants to common stock	—	—	75,000	750	—	—	—	—	—	—	—	750
Issuance of common stock	—	—	1,369,915	13,694	3,982,029	—	—	—	—	—	—	3,995,723
Issuance of common stock warrants	—	—	—	—	19,509	—	—	—	—	—	—	19,509
Repayment of shareholder loan through in-kind services	—	—	—	—	—	—	—	—	83,864	—	—	83,864
Share-based compensation	—	—	—	—	1,722,936	—	—	—	—	—	—	1,722,936
Currency translation adjustment	—	—	—	—	—	—	—	—	—	76,760	—	76,760
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,304)	—	—	—	(1,304)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(7,033,821)	(7,033,821)
Balance, September 30, 2021	—	$—	19,140,900	$191,409	$26,030,969	282,565	$—	$161,878	$(383,197)	$121,860	$(25,184,844)	$938,075

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(7,033,821)	$(5,033,330)
Net loss attributable to noncontrolling interest	(1,304)	(47)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	422,727	294,610
Noncash payment to Ridgegrowth	—	47,672
Stock-based compensation	1,722,936	273,917
Noncash interest expense	—	154,787
Noncash warrant expense	—	1,413,273
Change in fair value of warrant liability	54,372	—
Repayment of shareholder loan through in-kind services	83,864	—
Changes in assets and liabilities:
Accounts receivable	(43,169)	(280,297)
Related party receivables	(11,854)	(5,454)
Prepaid expenses and other current assets	(89,122)	(430,774)
Other assets	(105,289)	(100,000)
Accounts payable and accrued expenses	(108,263)	23,935
Related party payables	121,315	66,589
Deferred revenue	(282,850)	103,005
Net cash flows from operating activities	(5,270,458)	(3,472,114)

Cash flows from investing activities:
Purchases of property and equipment	(33,901)	(59,216)
Capitalized internally developed software costs	(368,643)	(241,398)
Acquisition of Pixelpin Intangible asset	(90,621)	—
Patent application costs	(138,780)	(3,050)
Net cash flows from investing activities	(631,945)	(303,664)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,996,472	219,376
Proceeds from issuance of common stock warrants	19,509	300,000
Proceeds from loan from Maltese government	858,589	—
Proceeds from issuance of Series A convertible preferred stock	—	6,789,300
Issuance costs of Series A convertible preferred stock	—	(1,003,111)
Repayment of SAFE note	—	(607,176)
Proceeds from debt, net of issuance cost	(345,000)	345,000
Net cash flows from financing activities	4,529,570	6,043,389
Effect of foreign currency translation on cash	76,760	7,477
Net change in cash and cash equivalents	(1,296,073)	2,275,088
Cash and cash equivalents, beginning of period	1,469,952	331,761
Cash and cash equivalents, end of period	$173,879	$2,606,849

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,053	$128

Supplemental disclosure of noncash activities:
Conversion of convertible notes payable and SAFE to Series A preferred stock	$—	$1,062,983
Extinguishment of SAFE for common stock warrants	$—	$125,000
Issuance of common stock warrants for a prepaid sponsorship	$—	$300,000
Extinguishment of Emergent SAFE note for common stock, short term note, and deferred revenue in the amounts of $400 thousand, $387 thousand, and $905 thousand, respectively	$—	$1,691,953
Assignment of Emergent SAFE note to 10Clouds	$—	$200,000
Preferred Stock conversion to common stock	$—	$8,299,175

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business - T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, or the “Company”) develops and markets identity authentication software solutions for enterprise partners and peer-to-peer markets as the Privacy-First Identity CompanyTM.

Trust Stamp develops proprietary artificial intelligence-powered solutions, researching and leveraging biometric science, cryptography, and data mining, to deliver insightful identity and trust predictions that identify and defend against fraudulent identity attacks, protect sensitive user information, and extend the reach of digital services through global accessibility. We utilize the cutting-edge power and agility of technologies such as GPU processing and neural networks to process and protect data faster and more effectively than has ever previously been possible, to deliver results at a disruptively low cost for usage across multiple industries, including:

● Banking/FinTech

●	KYC/AML Compliance

● Humanitarian and Development Services

● Government and Law Enforcement

● Cryptocurrency and Digital Assets

● Biometrically Secured Email and Digital Communications

● P2P Transactions, Social Media, and Sharing Economy

● Real Estate, Travel and Healthcare

Stock Split - On August 18, 2021, by written consent of the stockholders, the Company effected a 5-for-1 forward stock split. All share and per share amount in these condensed consolidated financial statements have been retroactively restated to reflect the stock split.

Series A Preferred Stock Offering - On July 17, 2020, we closed our offering of Series A Preferred Stock of the Company, which launched in September 2019, through a combination of private placements, including convertible notes and investments through the SeedInvest platform. We issued through conversion of convertible instruments or sold a total of 1,264,452 shares of Series A Preferred Stock at an offering price of $7.79 per share. We received gross proceeds of $8.40 million and $7.40 million in cash, net of offering costs of $1.00 million, from this offering through a combination of cash and original investment in convertible notes issued in 2019 that have converted into shares of the Company’s capital stock and are no longer outstanding as of September 30, 2021.

In addition to the gross cash proceeds above, as part of the capital raise, the Company also reserved $400 thousand of Class A Common Stock for a portion of the outstanding Emergent SAFE as discussed in Note 5. The Company also reserved stock options and restricted stock awards for employee grants in 2020. Finally, the Company sold warrants for Series A Preferred Stock shares for $600 thousand which is further discussed in Note 4 below.

On September 8, 2020, the Company and a majority of the shareholders voted to convert all Series A Preferred Stock to Class A Common Stock.

Regulation D Common Stock Offering - On March 12, 2021, the Company launched a Regulation D offering of its Class A Common Stock to accredited investors for $5.00 million or 1,633,986 shares. The raise was marketed to the Company’s existing investor email list as well as new investors with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021 with $3.92 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial phase, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 of additional shares, again only to accredited investors, with a $5 thousand minimum investment and a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021 with $88 thousand of reserved investment with the contracted sale of 21,400 shares of Class A Common Stock.

Regulation CF, D, and S Common Stock and Warrant Offering - On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units, but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation  D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

For the combined Regulation CF, Regulation D, and Regulation S offerings as of September 30, 2021, we reserved for the sale of 297,670 shares of Class A Common Stock at $4.00 per unit for a total of $1,190,680 in gross proceeds. Of the 297,670 shares, we have contracted for the sale of 218,545 shares of Class A Common Stock at $4.00 per unit for a total of $874,180 in gross proceeds. As of September 30, 2021, we have received gross proceeds of $160,270 in cash, net of offering costs of $118,027 from this offering.

Liquidity - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits with a loss in the nine months period ended September 30, 2021 of $7.03 million, operating cash outflows of $3.47 million for the same period, and an accumulated deficit of $25.18 million as of September 30, 2021.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raise as discussed in Note 15, we believe that we have sufficient liquidity to support the planned operations of our business for 12 months from the date these financials are issued.

Basis of Consolidation and Presentation - The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower Artificial Intelligence Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited, AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), and Trust Stamp Rwanda Limited. All significant intercompany transactions and accounts have been eliminated.

Further, we continue to consolidate TStamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.

Variable Interest Entity - On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 1,602,565 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 1,033,335 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020 upon the Company being listed on a public market. The remaining 282,565 shares are earmarked for the 2020 employee RSU bonus and recorded to treasury stock on June 30, 2021.

The Company does not own any of the stock in TSIH; however, it is held by members of the Company’s management. The Company considers this entity to be a variable interest entity (“VIE”) because it is thinly capitalized and holds no cash. Because the Company does not own shares in TSIH, management believes that this gives the Company a variable interest. Further, management of the Company also acts as management of TSIH and is the decision maker as management grants shares held by TSIH to employees of the Company. As this VIE owns only shares in the Company and no other liabilities or assets, the Company is the primary beneficiary of TSIH and will consolidate the VIE.

Unaudited Interim Results - These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of operations for the three and nine months ended September 31, 2021 and 2020, and cash flows for the three and nine months ended September 30, 2021 and 2020. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statements as of that date but does not include all of the disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation, and warrant liabilities. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results may be materially different from those estimates.

Loss per Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive Class A Shares of Common Stock equivalents for the period. For purposes of this calculation, options to purchase Class A Shares of Common Stock, warrants, and the conversion option of convertible notes are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is created for deferred tax assets unless it is considered more likely than not that deferred tax assets will be realized. We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% for both the periods ended September 30, 2021 and 2020. Management has evaluated all other tax positions that could have a significant effect on the condensed consolidated financial statements and determined the Company had no uncertain income tax positions at September 30, 2021 or December 31, 2020, respectively.

Foreign Currency Translation - The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the condensed consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income in the condensed consolidated statements of operations for the period.

Risks and Uncertainties – The Company is dependent upon additional capital resources for its planned full-scale operations and is subject to significant risks and uncertainties, including failing to secure funding to continue to operationalize the Company’s plans or failing to profitably operate the business.

Segment Information - The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a condensed consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Impacts of COVID-19 - The Company assessed the impacts of the novel coronavirus pandemic (“COVID-19”) on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the condensed consolidated financial statements as of and for the nine months ended September 30, 2021. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its condensed consolidated financial statements in future reporting periods.

Revenue Recognition – The Company derives its revenue from developing software products and providing professional services. Our software is constructed as both an internal-use software, generating usage revenue, and customer-specific platforms. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

The Company determines the amount of revenue to be recognized through the application of the following steps:

● Identification of the contract, or contracts with a customer;

● Identification of the performance obligations in the contract;

● Determination of the transaction price;

● Allocation of the transaction price to the performance obligations in the contract; and

● Recognition of revenue when or as the Company satisfies the performance obligations.

At contract inception, the Company will assess the services agreed upon within each contract and assess whether each service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In general, each contract with a customer consists of a single performance obligation to perform services in which revenue is recognized when the service has been delivered. Based on the Company deriving its revenue primarily from professional services, the Company does not disclose a disaggregation of revenue other than customer concentrations disclosed below.

Major Customers and Concentrations – During the three-month period ended September 30,2021 and 2020, two customers represented approximately 95% and 94% of total revenue, respectively. No other customers represented more than 10% of revenue. During the three-month period ended September 30, 2021 and 2020 the total revenue generated by these two customers amounted to $313 thousand and $330 thousand respectively. The loss of or a substantial reduction in Statements of Work from the Company’s major customers could have a material effect on the condensed consolidated financial statements.

During the nine-month period ended September 30, 2021 and 2020, three and two customers represented 97%of total revenue, respectively. No other customers represented more than 10% of revenue. During the nine-month period ended September 30,2021 and 2020, the total revenue generated by these customers amounted to $1.53 million and $1.36 million, respectively. The loss of or a substantial reduction in Statements of Work from the Company’s major customers could have a material effect on the condensed consolidated financial statements.

Capitalized Software Development Costs – The Company capitalizes eligible costs to develop internal-use software that are incurred after the preliminary project stage through the development stage. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements not yet adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either financial or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the Company for the calendar year ending December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this ASU on the condensed consolidated financial statements. See Note 14 for the Company’s current lease commitments.

2.    Pixelpin Acquisition and Patent Approvals

On March 23, 2021, Trust Stamp Malta completed an agreement to acquire Pixelpin, an image-based "Pin-on-Glass" account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. The Company paid $92 thousand in cash as consideration for the asset purchase of software intellectual property. The asset acquisition was recorded at 100% of the fair value of the net assets acquired. The allocation of the consideration to the fair value of 100% of the net assets acquired at the date of acquisition is as follows:

Fair Value
Intangible Assets - Intellectual Property Rights	$90,621
Foreign Currency Translation	1,133
Total	$91,754

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $139 thousand investment with three new patent issuances and eight new patent filings during the nine months ended September 30, 2021.

3.    Borrowings

Convertible Promissory Notes Payable

There are no convertible notes payables outstanding at September 30, 2021 and December 31, 2020. However, there was activity that is shown within the statement of cash flow and statement of equity for the nine months ended September 30, 2020.

On December 16, 2016, the Company entered into a convertible promissory note with an investor in which the Company received $100 thousand through the issuance of the convertible promissory note and a warrant to purchase $50 thousand of common stock. The convertible notes payable accrues interest at 5% per annum. The principal, together with all accrued and unpaid interest, was initially due on December 16, 2018 and is not pre- payable unless there is a change in control. An extension was granted by the investor to extend the maturity date to June 30, 2020.

This convertible promissory note, issued on December 16, 2016, include the following conversion terms:

(a)

Automatic Conversion – Qualified Financing: Upon the consummation of a Qualified Financing, the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) automatically shall convert into a number of shares of Stock in the Borrower equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the Conversion Price.

(b)

Optional Conversion – Non-Qualified Financing: At any time concurrently with or within thirty (30) days after the consummation of a Non-Qualified Financing, the Majority Holders, subject to the terms and conditions set forth herein, shall have the right to convert all, but not less than all, of the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) into a number of shares of Stock in the Borrower equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the Conversion Price.

(c)

Optional Conversion: On any date after the date of this Note, the Majority Holders, subject to the terms and conditions set forth herein, shall have the right to convert all, but not less than all, of the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) into a number of shares of Common Stock equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the price per share equal to the quotient of (x) the Valuation Cap divided by (y) the aggregate number of shares of the Common Stock outstanding immediately prior to the effective date of such election (assuming full conversion or exercise of all convertible and exercisable securities then outstanding or reserved, including, without limitation, all issued options and equity grants, the balance of any authorized (but unissued) equity incentive pool and any shares of treasury stock, but excluding the Notes).

Conversion Price: The conversion price for each note is to be at the lesser of (a) the price per share of Stock received by Borrower in a Qualified or Non-Qualified Financing and (b) the price per share equal to the quotient of (i) the Valuation Cap divided by (ii) the aggregate number of shares of Borrower’s common stock (“Common Stock”) outstanding.

Qualified Financing: The Borrower’s next equity financing occurring on or before the Maturity Date, in which the Borrower raises $2.00 million or more in cash through the sale and issuance of preferred stock.

The qualified financing term was triggered for this convertible note payable as $2.00 million was raised prior September 30, 2020. Therefore, this convertible note, along with all accrued interest, totaling $118 thousand was converted to 68,203 shares of Series A Preferred Stock, taking into account the valuation cap, and is no longer reflected as outstanding as of September 30, 2021 and December 31, 2020.

On December 3, 2019, the Company entered a convertible promissory note with a customer in which it received $700 thousand. Interest accrues at a rate of 0% through December 31, 2020, then 5% thereafter. All unpaid principal and accrued interest was due on December 31, 2020 (i.e. the maturity date).

Conversion of this convertible note payable was triggered as a result of $3.00 million being raised by the Company prior to December 31, 2020 as discussed in Note 1. Therefore, the convertible note was converted to 89,859 shares of Series A Preferred Stock and is no longer reflected as outstanding as of December 31, 2020.

In total, convertible notes in the amount of $818 thousand were converted into shares of Series A Preferred Stock prior to September 30, 2020, which is included in the supplemental non-cash transaction schedule to the condensed consolidated Statement of Cash Flows, and ultimately into Common Stock on December 8, 2020.

Advisor Notes

As part of our raise of Series A Preferred Stock, we agreed to issue to certain of our advisors $10 thousand per month in convertible promissory notes, convertible to Series A Preferred Stock. The following relevant terms are stated in each of our agreements with our advisors:

“Equity Compensation. In addition to the Fixed Fees, Service Provider will receive convertible notes in Client in an amount equal to $10 thousand per month during the Term, based on a per-share dollar value reasonably determined by the Board of Directors of Client (but in no event will the per-share dollar value be more than $7.79 per share for purposes of determining the number of shares to be issued to Service Provider) (the “Equity Compensation” ́). Any Equity Compensation that accrued during the term of this agreement was issued within sixty (60) days after the expiration or termination of the Services or this Agreement (whichever occurred first).”

As of September 30, 2020, we have issued $40 thousand in convertible debt to our advisors. As we have completed the raise after the balance sheet date, we have converted this note the year to Series A Preferred Stock at a value of $7.79 per share. This amount is also included in the transaction costs that are capitalized to the Series A Preferred Stock raise as an issuance cost as described in Note 1.

As a result, while there was activity in 2020, the balance is no longer recorded as of September 30, 2021 and December 31, 2020. This is shown as a supplemental disclosure of noncash activities within the statement of cash flow for the period ended September 30, 2020.

Non-Convertible Promissory Notes Payable

	September 30,	December 31,
Date Issued	2021	2020
August 10, 2021	$316,600	$—
February 9, 2021	541,989	—
April 22, 2020	—	350,000
Total principal outstanding	858,589	350,000
Less discount	—	(25,511)
Debt net of discount	858,589	324,489
Plus accrued interest	8,171	19,730
Total promissory notes payable	$866,760	$344,219

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potential repayable advance of up to €800 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of September 30, 2021 the Company had received $859 thousand recorded to non-convertible notes payable.

The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative one percent, the interest rate shall be fixed at one percent. The Company will repay a minimum of 10% percent of pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue generating contracts and therefore, do not believe any amounts shall be classified as current.

On April 22, 2020, the Company entered into a promissory note for $350 thousand with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345 thousand after issuance costs. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable were due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement. The note accrues interest at a rate of 8% per annum, compounded monthly. The outstanding principal and all interest were paid off on April 22, 2021.

Concurrently with the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase Class A Shares of Common Stock of the Company with SCV. The warrant agreement issued SCV a warrant to purchase 75,000 shares at a strike price of $0.002 per share through April 22, 2021. These warrants were exercised by SCV on April 22, 2021 for 75,000 shares of Class A Common Stock of the Company at $0.002 per share.

Prior to April 22, 2021, the promissory notes payable issued included equity classified warrants issued. U.S. GAAP required that the proceeds from the sale of debt instruments with a separate equity instrument be allocated to the two elements based upon the relative fair values of the debt instrument without the warrant and of the warrant itself at the time of issuance. The portion of the proceeds allocated to the Class A Shares of Common Stock were accounted for within stockholders’ equity as additional paid-in capital and recorded as a debt discount and be charged to interest expense over the life of the convertible notes. The remainder of the proceeds were allocated to the debt instrument portion of the transaction. The value of the promissory note was allocated on a relative fair value basis between the note and the warrants. During the year ended December 31, 2020, this allocation based upon relative fair values of the promissory note and warrant resulted in an amount of $88 thousand being allocated to the equity warrants and $262 thousand being allocated to the promissory notes, resulting in the same amount representing a discount to the promissory note. Accretion expense was $26 thousand and $39 thousand was recorded during the nine-months ended September 30, 2021 and 2020, respectively. Accretion expense was $0 thousand and $22 thousand was recorded during the three-months ended September 30, 2021 and 2020, respectively.

In conjunction with the Company entering into this promissory note, TSIH entered into a guaranty and stock pledge agreement with SCV (“Secured Party”) on April 22, 2020. As part of this agreement the payment and performance of the note are secured by 325,000 Class A Shares of the Common Stock of the Company pledged through TSIH. In addition, we pledged 75,000 shares for the underlying warrants. As stated in the agreement the following rights exist for the Secured Party:

Rights With Respect to Distributions: During the continuance of an Event of Default (as defined in the Note), all rights of Pledgor to receive dividends, cash, securities, instruments and other distributions shall cease and all rights to dividends, cash, securities and other distributions shall thereupon be vested in the Secured Party; the Secured Party shall thereupon have the sole right to receive and hold as Pledged Collateral such dividends, cash, securities, instruments and other distributions.

Irrevocable Proxy/Voting Rights: So long as no Event of Default exists, subject to any other applicable provision of this Agreement, Pledgor shall be entitled to exercise all voting and other consensual rights pertaining to the Pledged Collateral or any part thereof for any purpose not prohibited by the terms of this Agreement.

Release of Pledge: Anything to the contrary herein notwithstanding, the Secured Party shall release the Pledged Collateral from pledge hereunder upon full payment to the Secured Party of all Pledge Obligations and upon such release the Secured Party shall deliver to Pledgor all Pledged Collateral then in the Secured Party’s possession.

We do not have a history of dividends or other distributions, we maintain all voting rights, and have repaid the note prior on April 22, 2021. The shares are held solely as pledged collateral for the promissory note we obtained. We determined there was no impact recorded to the financial statements as of September 30, 2020 other than we are reflecting them as outstanding as of period end in the Statement of Stockholders’ Equity (deficit).

On June 11, 2020, we entered into an agreement with Emergent, as described in Note 4, whereby their SAFE would be extinguished in exchange for several forms of consideration. As part of that agreement, one form of consideration is that the Company issued promissory notes to Emergent in the amount of $387 thousand which is due in two tranches of $200 thousand and $187 thousand in August and September 2020, respectively. No interest is due and payable under these notes if we pay by the maturity dates previously described. We paid within the maturity date.

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from December 31, 2020 to September 30, 2021:

	September 30,	December 31,
Liability Classified Warrants	2021	2020
Balance, beginning of period	$287,750	$287,750
Change of fair value during the period	54,372	—
Balance, end of period	$342,122	$287,750

As of September 30, 2021, the Company has issued a customer a warrant to purchase up to $1 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires in 10 years from the issuance date. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole in relation and continues to be recorded as of September 30, 2021.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of September 30, 2021, the warrant liability is recorded at its fair value of $92 thousand which is a $54 thousand increase from December 31, 2020.

Equity Classified Warrants

As of September 30, 2021, the Company has issued a warrant to purchase 40,065 shares of Class A Shares of Common Stock with an exercise price of the lower of (i) the last 409a valuation of the Company’s Class A Shares of Common Stock or (ii) the quotient of $1 million divided by the aggregate number of the Company’s fully diluted capitalization upon exercise. The warrants were issued on January 4, 2016 under an accelerator program. There is no vesting period, and the warrants expire in 10 years from the issuance date.

The Company has issued a customer a warrant to purchase 400,641 shares of Class A Shares of Common Stock with an exercise price of $0.1664 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires in 10 years from the issuance date. The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrant. The fair value of the warrant issued in connection with the customer contract was determined to be $0.46 per share and had a fair value of $183 thousand which was recorded as a deferred contract acquisition asset and to additional paid-in capital during the year ended December 31, 2016 and which was amortized as a revenue discount in the periods prior to those presented. The fair value of the warrant issued is recorded as a revenue discount as it is considered a sales incentive. The fair value of the warrant was estimated on the date of grant using the Black-Scholes-Merton model and was valued using the following assumptions: fair value of Class A Shares of Common Stock of $0.54, exercise price of $0.62, risk free interest rate of 5%, dividend yield of 0%, expected volatility of 83%, and contractual term of ten years. This warrant remains outstanding as of September 30, 2021.

In January 2020, the Company has issued to an investor a warrant to purchase 932,210 shares of the Company’s Class A Shares of Common Stock at an exercise of $1.60 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with an agreed value of $125 thousand. See Note 5 for the reduction in SAFE liability for this amount. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024. This warrant remains outstanding as of September 30, 2021.

In January 2020, the Company has issued to an investor a warrant to purchase 4,660,555 shares of the Company’s Class A Shares of Common Stock at a strike price of $1.60 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “Premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024. This warrant remains outstanding as of September 30, 2021.

The fair value of the two warrants above issued in January 2020 was estimated on the date of grant using the Black-Scholes-Merton model and was valued using the following assumptions: fair value of Class A Shares of Common Stock of $1.56, exercise price of $1.60, risk free interest rate of 1.58%, dividend yield of 0%, expected volatility of 44%, and contractual term of two years. The total fair value of these warrants was determined to be $2.14 million and is recorded in the statement of stockholders’ equity (deficit). Thus, fair value is $1.40 million in excess of the total consideration received for the warrants of $740 thousand. This amount was expensed in the condensed consolidated statement of operations for the nine months ended September 30, 2020.

As discussed in Note 3, the Company issued equity classified warrants in conjunction with the venture debt issued to SCV on April 22, 2020. As the warrants vested immediately and had a $.01 strike price, we did not calculate the value using a Black-Scholes-Merton model. Rather we valued them at the price per share of the Series A Preferred Stock, $7.79, given the immediate exercisability and nominal strike price. This value was then used to perform the allocation between the debt and equity to arrive at a warrant value of $88 thousand.

5.    SAFE liabilities

The following tables present the change in the SAFE liabilities balance, which are classified in Level 3 of the fair value hierarchy, for the nine-month period ended September 30, 2021 and the year ended December 31, 2020:

	September 30,	December 31,
	2021	2020
Balance, beginning of period	$—	$2,236,953
Issuance of SAFEs		200,000
Settlement of SAFEs		(2,111,953)
Exchange of SAFEs for Warrants		(125,000)
Conversion of SAFE to Series A preferred stock		(200,000)
Balance, end of period	$—	$—

Trusted Mail

On July 13, 2017, Trusted Mail entered into a Common Stock Purchase Agreement with an investor and issued 150 shares of Trusted Mail common stock in exchange for $1.5 thousand, which represented 15% of the authorized capital as of the agreement date. Subsequently on August 18, 2017, Trusted Mail entered into a SAFE with this same investor in exchange for $100 thousand. Under the terms of the SAFE, Trusted Mail issued the right to receive $100 thousand worth of Preferred Stock in a future equity financing at a 20% discount. The Company accreted the SAFE liability to its fair value including this 20% discount over an expected outstanding period of two years. There was no noncash interest expense recognized on this SAFE liability during the nine-month period ended September 30, 2021 and 2020. The outstanding balance of the SAFE liability at September 30, 2021 and December 31, 2020 totaled $0.

There is also a Put Right related to the investor’s 15% ownership in Trusted Mail. In the event that (i) Trusted Mail enters into an agreement with a third party that has a competitive business model that would result in competitive business activities by Trusted Mail, or (ii) Trusted Mail engages in competitive business activities, the investor has the right to require Trusted Mail to repurchase all but not less than all the shares or securities of Trusted Mail owned by the investor and its affiliates. The fair market value of this put right was $0 at both September 30, 2021 and December 31, 2020. On January 23, 2020, this SAFE liability was extinguished in exchange for warrants granted by the Company. See Note 4 for further discussion of this transaction.

Emergent and Tripartite Agreement

The Company and Emergent entered into a SAFE in which Emergent obtained the right to shares of the Company’s stock (purchase amount of $2.11 million and valuation cap of $20.00 million) that would be exercised upon a qualified equity financing. A put option also exists in this agreement in which at the earlier of 18 months from the agreement date and the date on which the Company has raised more than $7.00 million of qualified equity financing, Emergent may require repayment of the unrepaid element of the purchase amount and the Company would be required to make such repayment.

On February 4, 2020, the Company entered into a tripartite agreement with Emergent and 10Clouds whereby:

● The Company received a Purchase Order from Emergent in which Emergent requested $300 thousand worth of services to be provided by the Company under mutually agreed Statements of Work from the effective date through December 31, 2020. The intention of these services is to reduce the Emergent SAFE amount owed by the Company.

● The Company will enter into Statements of Work with 10Clouds for appropriate sub-contract work under the Purchase Order.

● The Company issued an additional SAFE to 10Clouds for $200 thousand subject to an absolute right for the Company at its option to redeem that $200 thousand for cash or settle it through the conversion to Series A preferred stock.

● Emergent reduces the balance due on the Emergent SAFE by $500 thousand with immediate effect and asserts the outstanding balance to be $1.61 million.

On June 11, 2020, the Company entered into additional agreement with Emergent whereby:

● Emergent will issue an irrevocable Purchase Order for $500 thousand worth of services to be provided by the Company under mutually agreed Statements of Work from the effective date through December 31, 2020. We subsequently entered into an SOW with 10Clouds for $500 thousand to provide the requested services.

● Emergent forgave $104 thousand of the value of the SAFE to represent expected profit margin for the $500 thousand worth of services described above.

● The Company issued $400 thousand of Class A Shares of Common Stock to Emergent’s designated assignees at a price of $1.56 per share (256,740 shares). This has been reflected in the statement of stockholders’ equity (deficit) as of September 30, 2020.

● The Company paid Emergent $220 thousand and this has been reflected in the statement of cash flows.

● The Company entered into a promissory note with Emergent for $387 thousand payable which has been paid and reflected in the statement of cashflows.

The intention of the above services and transactions is to wholly settle the SAFE and as of December 31, 2020, the Emergent SAFE was extinguished in full. The Company converted the $200 thousand SAFE note into 25,674 shares of Series A Preferred Stock which was subsequently converted to Class A Shares of Common Stock on September 8, 2020 along with all shares of Series A Preferred Stock.

As it pertains to the SOWs and profit margin discussed above, Emergent has approached the Company for assistance building a software solution that incorporates several of our proprietary technologies to be built with the assistance of 10Clouds, a related party. As of the December 31, 2020, the full scope of the project has been agreed upon with Emergent and all services have been delivered. As a result, all revenue and costs of services related to fulfilling this performance obligations of this arrangement were recorded within the second half of 2020. The cost of services provided are associated with 10Clouds, a related party as further discussed in Note 12.

6.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid operating expenses	$147,251	$118,245
Rent deposit	102,058	71,096
VAT receivable associated with SAIT	66,025	39,752
Prepaid Sponsorship	75,000	100,000
Miscellaneous receivable	157,783	129,902
Prepaid expenses and other current assets	$548,117	$458,995

Capitalized internal-use software, net

Capitalized internal-use software, net consisted of the following:

		September 30,	December 31,
	Useful Lives	2021	2020
Internally developed software	5 Years	2,424,819	2,056,178
Less accumulated depreciation		(1,262,189)	(924,694)
Capitalized Internal-use Software, net		$1,162,630	$1,131,484

Capitalized internal-use software amortization expense is recognized on a straight-line basis. Amortization expense related to capitalized internal-use software for three months ended September 30, 2021 and 2020 totaled $119 thousand and $95 thousand, respectively. Amortization expense related to capitalized internal-use software for nine months ended September 30, 2021 and 2020 totaled $337 thousand and $281 thousand, respectively.

Property and equipment, net

Property and equipment, net consisted of the following:

		September 30,	December 31,
	Useful Lives	2021	2020
Computer equipment	3-4 Years	$139,997	$123,787
Furniture and Fixtures	10 Years	29,369	20,789
Property and equipment, gross		169,366	144,576
Less accumulated depreciation		(45,230)	(16,601)
Property and equipment, net		$124,136	$127,975

Property and equipment depreciation expense is recognized on a straight-line basis. Depreciation expense related to property and equipment for three months ended September 30, 2021 and 2020 totaled $10 thousand and $4 thousand, respectively. Depreciation expense related to property and equipment for nine months ended September 30, 2021 and 2020 totaled $39 thousand and $8 thousand, respectively.

Other assets

Other assets consisted of the following:

	September 30,	December 31,
	2021	2020
R&D credit receivable against payroll taxes	$178,140	$97,956
Prepaid Sponsorship	50,000	100,000
Tax Receivable	75,105	—
Other Assets	$303,245	$197,956

Accrued expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Compensation Payable	$499,080	$651,053
Accrued Employee Taxes	170,825	85,665
Other Accrued Liabilities	104,920	72,485
Accrued Expenses	$774,825	$809,203

7.    Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the periods ended September 30, 2021 and December 31, 2020.

Intangible assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2021	2020
Patent application costs	3 Years	$185,112	$46,333
Brand, Trade mark	3 Years	88,503	—
Intangible assets, gross		273,615	46,333
Less: Accumulated amortization		$(69,322)	$(23,951)
Intangible assets, net		$204,293	$22,382

Intangible asset amortization expense is recognized on a straight-line basis. Intangible asset amortization expense for three months ended September 30, 2021 and 2020 totaled $20 thousand and $2 thousand, respectively. Intangible assets amortization expense for nine months ended September 30, 2021 and 2020 totaled $46 thousand and $6 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2021	$21,856
2022	83,643
2023	81,935
2024	16,857
$204,293

8.    Revenue Recognition

Contract Balances

The Company’s contract liabilities consist of deferred revenue as a result of billing in advance of completing contract services. The balance at  December 31, 2021 and 2020 will be recognized within the subsequent year.

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation. As of December 31, 2020 and 2019 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended
	September 30,
	2021	2020
Revenue Type
Professional Services (over time)	$280,104	$319,190
License Fees (over time)	50,000	37,500
Total Revenue	$330,104	$356,690

	For the nine months ended
	September 30,
	2021	2020
Revenue Type
Professional Services (over time)	$1,431,796	$1,300,730
License Fees (over time)	150,000	112,500
Total Revenue	$1,581,796	$1,413,230

9.    Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0%for the three and nine months ended September 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies.

The Company had no unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of September 2021 and December 31, 2020.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2016 through 2021.

10.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(3,035,904)	$(1,689,262)	$(7,033,821)	$(5,033,330)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	19,358,016	10,957,772	18,847,797	10,229,196

Net loss per share attributable to common stockholders	$(0.16)	$(0.15)	$(0.37)	$(0.49)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Dilutive Securities
Options and Grants	2,701,098	312,859	2,701,098	312,859
Warrants	7,274,108	7,170,131	7,274,108	7,170,131
Total Dilutive Securities	9,975,206	7,482,990	9,975,206	7,482,990

11.    Stock Awards and Stock-Based Compensation

From time to time the Company may issue stock awards in the form of Class A Shares of Common Stock grants or Class A Shares of Common Stock options with vesting/service terms. Stock awards are valued on the grant date using the post-money valuation of the most recent round of financing for the Company. Stock Options are valued using the Black-Scholes-Merton pricing model to determine the fair value of the options. We generally issue our awards in terms of a fixed monthly value resulting in a variable number of shares being issued. Additionally, we generally issue our awards in terms of a fixed share number that were issued monthly, resulting in equity classification for majority of the issued awards.

The following table summarizes stock option activity for the three and nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of June 30, 2021	1,877,858	$1.28	2.84	$2,948,275
Options granted	67,902	1.55
Options exercised	—
Options canceled and forfeited	(12,972)	0.77
Balance as of September 30, 2021	1,932,788	1.29	2.64	3,787,654
Options vested and exercisable as of September 30, 2021	1,932,788	$1.29	2.64	$3,787,654

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of December 31, 2020	1,734,029	$1.26	3.21	$527,450
Options granted	211,731	1.55
Options exercised	—	—
Options canceled and forfeited	(12,972)	0.77	—	—
Balance as of September 30, 2021	1,932,788	1.29	2.64	3,787,865
Options vested and exercisable as of September 30, 2021	1,932,788	$1.29	2.64	$3,787,865

The aggregate intrinsic value of options outstanding and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of September 30, 2021 and 2020. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2021 and 2020 was $0 and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $1.57 and $1.20 per share, respectively. The total grant-date fair value of options that vested during the nine months ended September 30, 2021 and 2020 was $332 thousand and $106 thousand, respectively.

During the three- and nine-month period ended September 30, 2021 and 2020, the Company entered into agreements with new advisory board members to issue cash payments, stock grants, and stock options in exchange for services rendered to the Company on a monthly basis.

In addition to issuing stock awards and stock options to advisory board members, during the nine-month period ended September 30, 2021 and 2020, the Company granted stock-based awards to multiple employees based on a fixed dollar amount in stock earned per month.

Stock-based compensation recognized during the three-month period ended September 30, 2021 and 2020 totaled $893 thousand and $99 thousand, respectively. Stock-based compensation recognized during the nine-month period ended September 30, 2021 and 2020 totaled $1.72 million and $274 thousand, respectively. All the expense for the nine months ended September 30, 2021 and September 30, 2020 was recorded to additional paid in capital as an equity award that is fully vested when granted and is included in selling, general, and administrative, research and development, and costs of services expenses provided in the accompanying condensed consolidated statements of operations.

On September 30, 2021, the Company had 1,932,788 stock options that were earned, outstanding, and exercisable of which all are fully vested options. As of September 30, 2021 the Company had 149,911 common stock grants that were earned but not yet issued. The Company had 618,399 Restricted Stock Units (“RSUs”) granted but not yet vested on September 30, 2021. All RSUs issued and outstanding were granted during the nine months ended September 30, 2021 and were fully vested on January 2, 2022. The stock-based compensation related to the RSUs is expensed over the vesting period, therefore, the Company has unrecognized stock compensation related to the RSUs of $1.06 million as of September 30, 2021.

The following assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Fair Value of Class A Shares of Common Stock	$2.48–3.12	$1.56–3.69
Exercise Price	$0.79-1.60	$0.79-1.60
Risk free interest rate	0.40 - 0.47%	0.20 - 0.47%
Expected Dividend Yield	0.00%	0.00%
Expected Volatility	56.92-57.54%	56.92-58.91%
Expected Term	3 Years	3 Years

12.    Related Party Transactions

Related party receivables of $26 thousand and $15 thousand at September 30, 2021 and December 31, 2020, respectively. In prior periods, related party receivables related to amounts owed from other organizations as reimbursements for employees that participated in the Company’s Professional Employer Organization (“PEO”). The Company no longer has employees participating in its PEO. At the end of the period, the balance consisted of various small payables from the Company to employees for incidental expenses paid by the employee on behalf of the Company. The balance is mostly timing related and is typically paid within 30 days.

Related party payables of $570 thousand and $448 thousand on September 30, 2021 and December 31, 2020, respectively, primarily relate to amounts owed to 10Clouds, the Company’s third party contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three-month period ended September 30, 2021 and 2020 were $313 thousand and $285 thousand. During the nine-month period ended September 30, 2021 and 2020, 10Clouds costs totaled approximately $815 thousand and $1.13 million, respectively. The related party payables amounting to $570 thousand mainly comprised of 10 Clouds, $406 thousand, a company employee payable amounting to $70 thousand and other miscellaneous payable amounting to $94 thousand. Certain amounts were recorded as capitalized internal-use software, research and development, cost of services, or capitalized during 2020 as described under the Emergent arrangement in Note 5.

Previously, a member of management provided legal services to the Company from a law firm privately owned and separate from the Company. Certain services were provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 thousand and $25 thousand for the three-months ended September 30, 2021 and 2020, respectively, and $9 thousand and $75 thousand during the nine-month period ended September 30, 2021 and 2020, respectively. There were no amounts payable as of September 30, 2021 or December 31, 2020.

As described in Note 5, the Company rendered services to Emergent under a Statement of Work as part of the Tripartite agreement. Revenue recognized under this agreement was recognized during the fourth quarter of 2020 and a portion was related to the SAFE settlement and not realized in cash.

The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 1,408,240 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $1.20 per share. The options have no vesting period and will expire in 24 months after the date of issuance. The loan will be repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months. During the three-months ended September 30, 2021, Trust Stamp received in-kind services of $28 thousand that were recognized for loan repayment. During the nine-months ended September 30, 2021, the Company received in-kind services of $84 thousand for loan repayment. There were no loan repayments during the three and nine-months ended September 30, 2021.

13.    Malta Grant

During July 2019, the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta. The Company must provide an initial capital amount of €50 thousand euros, which is matched with a €50 thousand grant. The remaining €150 thousand are provided as reimbursement of operating expenses 12 months following incorporation.

GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, nonauthoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment. The Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within "Other current assets" in the condensed consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2020 no expenses were incurred that are reimbursable under the grant. During the three and nine months ended September 30, 2021, the Company incurred $10 thousand and $62 thousand, respectively, in expenses that are reimbursable under the grant; this has been recorded in grant income. We have received $62 thousand from the Republic of Malta and have no receivable recorded as of September 30, 2021. See Note 3 for information on the loan received from the Maltese government.

14.    Commitments and Contingencies

Operating Leases – The Company leased office space in New York and North Carolina under various operating lease arrangements on a quarter by quarter basis. As of September 30, 2021, there were no minimum lease commitments related to these leases.

The Company has several vehicle leases and corporate apartment leases in Malta requiring monthly payments. The following are the future minimum lease obligations on the Company’s lease agreements as of September 30, 2021 (in thousands):

Future minimum lease obligations
Remainder of 2021	$151,102
2022	351,145
2023	69,186
2024	69,186
2025	57,794
2026	2,919
Total	$701,332

Rental expense totaled $140 thousand and $95 thousand for the three-month periods ended September 30, 2021 and 2020, respectively. Rental expense totaled $441 thousand and $114 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively.

Litigation – The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.

15.    Subsequent Events

Subsequent events have been evaluated through March 21, 2022, the date these condensed consolidated financial statements were available to be issued.

Regulation CF, D, and S Common Stock and Warrant Offering – On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021 until January 10, 2022, at which time we ceased to hold closings, having closed upon a final total of $4,463,592 in gross proceeds from the issuance of 1,115,898 Reg CF Units to investors in this offering.

On January 7, 2022, we closed the Regulation D offering, having raised a final total of $863,956 in gross proceeds from the issuance of 215,989 Reg D Unit to investors in his offering.

On January 7, 2022, we closed the Regulation S offering, having raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Reg S Units to investors in this offering.

Metapresence Limited- Trust Stamp established Metapresence Limited on November 23, 2021 as a wholly-owned crypto-asset subsidiary in the Isle of Man. Metapresence Limited participates in The Digital Isle of Man Accelerator Program, which provides access to a range of government services including regulatory acceleration support and guided access into the regulatory sandbox, where flexible licensing conditions enable digital asset businesses to explore opportunities and adapt as the technology evolves.

Warrant Exercise – On December 21, 2021, Second Century Ventures, LLC executed a Notice of Exercise to purchase 2,037,560 shares of Class A Common Stock pursuant to the terms of the January 2020 warrant purchase agreement between the Company and SCV. SCV agreed to purchase each SCV warrant for $1.60 for a total purchase price of $3.26 million. Additionally, in the same transaction, REach® Ventures LLC (“REach®”) executed a Notice of Exercise to purchase 400,641 shares of Class A Common Stock pursuant to the terms of the December 2016 warrant purchase agreement between the Company and REach®. REach® agreed to purchase each REach® warrant share for $0.1664 for a total purchase price of $66,667. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.33 million to the Company for the combined warrant exercise.

Malta Grant Agreement - On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a potential repayable advance of up to €100 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. As of reporting date, no amounts have been received regarding the advance.

Nasdaq - Trust Stamp received approval from Nasdaq to have its Class A Common stock listed on the Nasdaq Capital Market under the symbol “IDAI” and trading commenced on January 31, 2022. The Company’s shares continue to trade on the Euronext Growth market in Dublin under ticker symbol “AIID”.

Regulation A Warrant Offering Qualification – In connection with the Nasdaq stock listing, the Company filed its Form 8-A with the Securities and Exchange Commission (the “SEC”) and received SEC qualification on January 26, 2022 of its offering statement on Form 1-A (SEC File No. 024-11724) for our Regulation A offering in which existing investors have the ability to exercise warrants as of January 26, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future

Overview

T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, or the “Company”) develops and markets identity authentication software solutions for enterprise partners and peer-to-peer markets as the Privacy-First Identity CompanyTM.

Trust Stamp develops proprietary artificial intelligence-powered identity and trust solutions at the intersection of biometrics, privacy, and cybersecurity, that enable organizations to protect themselves and their users, while empowering individuals to retain ownership of their data and prevent fraudulent activity using their identity.

Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting edge technology including biometric science, cryptography, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable accurate authentication without the need to store or share sensitive data. By retaining the usefulness of biometric data while minimizing the risk, we allow businesses to adopt biometrics and other anti-fraud initiatives while protecting personal information from hacks and leaks. Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access and fraud detection and the creation of tokenized identities to facilitate financial and societal inclusion. Management has evaluated the market potential for its services in part by reviewing the following reports and articles, none of which were commissioned by the Company, and none are to be incorporated by reference:

Data security and fraud

● In 2021, 4,145 publicly disclosed breaches exposed over 22 billion records according to the 2021 Year End Data Breach QuickView Report.

● eCommerce, airline ticketing, money transfer and banking services are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024, according to a 2020 Juniper Research report on Online Payment Fraud.

Biometric authentication

● Juniper research estimates that biometrics will annually authenticate over $3 trillion of payment transactions by 2025.

●	The global biometric system market is projected to grow from $24.1 billion in 2020 to $82.8 billion by 2027 according to a 2021 Global Industry Analysts, Inc report.

Financial and societal inclusion

●	1.7 billion people lack basic financial services including a bank account, and 4 billion people are underbanked according to a September 2019 Forbes article.

As biometric solutions proliferate, so does the need to protect biometric data. Stored biometric images and templates represent a growing and unquantified financial, security and PR liability and are the subject of growing governmental, media and public scrutiny, since biometric data cannot be "changed" once they are hacked, as they are intimately linked to the user’s physical features and/or behaviors. Privacy concerns around biometric technology have led to close attention from regulators, with multiple jurisdictions placing biometrics in a special or sensitive category of personal data and demanding much stronger safeguards around collection and safekeeping.

To address this unprecedented danger and increased cross-industry need to quickly and securely establish trust in a virtual environment, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2 solutions, which replace biometric templates and scans with meaningless numbers, letters and symbols in order to remove sensitive data from the reach of criminals using a proprietary process by which a deep neural network irreversibly converts biometric and other identifying data, from any source, into the secure tokenized identity.

Trust Stamp offers competitive end-to-end solutions for multi-factor biometric authentication for account access and recovery, KYC/AML compliance, customer onboarding, and more, which allow organizations to approve more genuine users, keep bad actors from accessing systems and services, and retain existing users with a superior user experience.

Trust Stamp’s data transformation and comparison technology is vendor and modality agnostic, allowing any organization including other biometric services providers to benefit from the increased protection, efficiency, and utility of our proprietary tokenization process. With online and offline functionality, Trust Stamp technology is effective in even the most remote locations in the world.

Our Customers and Business

During the nine months ended September 30, 2021, Trust Stamp continued the diversification of our customer network in part by serving a new client generating significant revenue, the US Immigration and Customs enforcement, while maintaining service agreements for our two largest clients, Synchrony Financial and Mastercard. In addition, the Company has expanded its services to a long-standing S&P500 client through additional contracts for specialized retail client microservices during the nine months ended September 30, 2021.

It was publicly announced in September 2021 that Mastercard’s Community Pass is being implemented for a project between Mastercard and Paycode, with a goal of servicing 30 million customers that are underserved and unbanked in Africa. Given that Trust Stamp’s IT2 and Facial Recognition technologies are utilized within the Mastercard Community Pass platform on a pay-per-use basis, it is anticipated that the implementation will generate substantial pay-per-use revenue over and above guaranteed minimum revenue under the software agreement.

During the nine months ended September 30, 2021 we pursued the award of a significant contract with the U.S. Immigration and Customs Enforcement (“ICE”) which required an investment in productization, business development and satisfying extensive due diligence processes. The $3,920,764 contract was awarded September 23, 2021 for commencement of services on September 27, 2021. The Company is performing its obligations under this contract as of the date of this report. Alongside the revenue implications of this specific contract, it is believed that a successful execution could lead to extended and additional contracts of the same nature in addition to increasing Trust Stamp’s corporate visibility, reputation, and trust in associated markets.

Our investment in business development generated a growing component of Trust Stamp’s revenue during the nine months ended September 30, 2021 and has led to a number of engagements with significant clients for proof-of-concept deliveries and new product sales, laying a solid foundation to grow future revenue including annual recurring revenue from access and usage fees.

Key Business Measures

Gross Sales (non-GAAP)

This discussion includes information about Gross Sales that is not prepared in accordance with U.S. GAAP. Gross Sales is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Gross Sales for the nine months ended September 30, 2021 increased 12.9% to $1.58 million compared to $1.40 million for the nine months ended September 30, 2020. The increase of gross sales in the nine months ended September 30, 2021 included $224 thousand for the sale of outsourced web hosting services. Due to GAAP requirements, we did not include the third-party costs for web hosting in Net Sales, but instead, reduced Cost of Services.

	(Unaudited)
	For the nine months ended September 30,
	2021	2020
Net Sales	$1,581,796	$1,413,230
Add Back:
Third Party Costs Rebilled to Clients	224,440	73,243

Gross Sales (non-GAAP)	$1,806,236	$1,486,473

Results of Operations

The following table summarizes our condensed consolidated statements of operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$330,104	$356,690	$1,581,796	$1,413,230
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	249,357	130,882	853,370	467,377
Research and development	578,763	287,469	1,126,914	794,237
Selling, general, and administrative	2,292,182	1,488,089	6,102,937	3,372,817
Depreciation and amortization	149,103	101,538	422,727	294,610
Total Operating Expenses	3,269,405	2,007,978	8,505,948	4,929,041
Operating Loss	(2,939,301)	(1,651,288)	(6,924,152)	(3,515,811)
Non-Operating Income (Expense):
Interest income (expense)	(3,801)	(29,737)	(43,850)	(152,128)
Change in fair value of warrant liability	(54,372)	—	(54,372)	—
Warrant expense	—	—	—	(1,413,273)
Grant income	10,308	—	61,601	—
Other income	—	—	10,865	56,255
Other expense	(49,178)	(8,252)	(85,217)	(8,420)
Total Other Expense, Net	(97,043)	(37,989)	(110,973)	(1,517,566)
Net Loss before Taxes	(3,036,344)	(1,689,277)	(7,035,125)	(5,033,377)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(3,036,344)	(1,689,277)	(7,035,125)	(5,033,377)
Net loss attributable to noncontrolling interest	(440)	(15)	(1,304)	(47)
Net loss attributable to T Stamp Inc.	$(3,035,904)	$(1,689,262)	$(7,033,821)	$(5,033,330)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.16)	$(0.15)	$(0.37)	$(0.49)
Weighted-average shares used to compute basic and diluted net loss per share	19,358,016	10,957,772	18,847,797	10,229,196

Comparison of the Three Months Ended September 30, 2021 and 2020

Net sales

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$330,104	$356,690	$(26,586)	(7.5)%

Net Sales decreased by $27 thousand, or 7.5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to the timing of revenue recognition. In both years, there are timing related variances in revenue recognition that resulted in a stronger three months ended September 30, 2020 compared to three months ended September 30, 3021. Additionally, various statements of work (“SOW”) that existed in the three months ended September 30, 2020 subsequently ended prior to the end of 2020 and were replaced with new SOWs by the same customers in or before September 30, 2021.

During the three months ended September 30, 2021, the Company also saw several increases in revenue from SOWs that existed in the  three months ended September 30, 2020, including a SOW with Mastercard that increased by 33.0%, and a SOW with Synchrony’s Transmit that increased by 11.0% compared to the revenues earned pursuant to these SOWs in the three months ended September 30, 2020.

Cost of services provided

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of services provided	$249,357	$130,882	$118,475	90.5%

Cost of services provided increased by $118 thousand, or 90.5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.During the three months ended September 30, 2021, more software development costs were allocated to Cost of Sales (“COS”) due to the nature of the work performed on contracts during the quarter as the company increased the number of customer implementations. Additionally, there was an increase in stock-based compensation allocation for developers from $3 thousand during the three months ended September 30, 2020 to $40 thousand for the three months ended September 30, 2021.

Research and development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Research and development	$578,763	$287,469	$291,294	101.3%

Research and development increased by $291 thousand, or 101.3% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

The increase in research & development (“R&D”) expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by the Company’s continued investment in R&D mostly by ramping up headcount in 2021. In comparing the three months ended September 30, 2020 to the three months ended September 30, 2021, the Company’s R&D subsidiary, Trust Stamp Malta, grew its headcount from 15 to 39 full-time equivalents (“FTE”). Additionally, the Company opened its African R&D center in Rwanda, staffing 11 FTE by September 30, 2021, leading to increased R&D costs in the form of wages.

The Company has historically contracted with a third-party software developer to meet the need for additional research and development resources over and above internal resources.

The cost of those services has been the largest single expense other than internal employment costs. During 2021 we continued scaling our development team in Malta and established a new development team in Rwanda. The expansion of our internal development teams has required additional hiring, onboarding, training and equipment costs during the nine months ended September 30, 2021 but will going forward allow us to substantially increase the percentage of contracts that are serviced internally with an estimated 60% reduction in our per-hour development costs versus contracted services.

Selling, general and administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general and administrative	$2,292,182	$1,488,089	$804,093	54.0%

Selling, general and administrative expense increased by $804 thousand, or 54.0% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in selling, general and administrative expense during the period was primarily due to increases in equity compensation and increases in cash compensation due to the Company’s growing administrative support workforce.

Depreciation and amortization

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Depreciation and amortization	$149,103	$101,538	$47,565	46.8%

Depreciation and amortization increased by $48 thousand, or 46.8% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the 33% increase in software amortization on the Company’s internal-use software, or microservices, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These microservices, such as presentation attack detection and identity document validation, have an estimated useful life of 36 months. As microservices are developed the Company can arrange them in various combinations to create many semi-customized products for many customers over time. The Company made its largest capital investments in internal-use software during fiscal years 2018 and 2019 as a result of requested microservices from its flagship customers. Much of that software is still amortizing in 2020 and 2021. Depreciation and Amortization will increase as the Company’s investments in R&D is expected to result in application development of new intellectual property which will drive capitalized software.

Operating loss

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating loss	$(2,939,301)	$(1,651,288)	$(1,288,013)	78.0%

The Operating loss increased by $1.29 million, or 78.0% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The primary reason for an increase in operating loss was due to an increase in R&D headcount and overhead support.

Interest income (expense)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Interest income (expense)	$(3,801)	$(29,737)	$25,936	(87.2)%

Interest expense decreased by $26 thousand, or 87.2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was driven by a reduction in debt due to the payoff of a promissory note in April 2021 payable to Second Century Ventures (“SCV”), as well as the payoff of a promissory note payable to SixThirty Cyberfund.

Change in fair value of warrant liability

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$(54,372)	$—	$(54,372)	—

The Company recognized a change in fair value of warrant liability during the three months ended September 30, 2021 of $54 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Grant income

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Grant income	$10,308	$—	$10,308	—

During July 2019, the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta. Grant income during the three months ended September 30, 2021 relates to the final receipt of €200 thousand grant income related to the Company’s subsidiary, Trust Stamp Malta, agreements with the Republic of Malta described in Note 13 to the financial statements provided under Item 1 of this report.

Other expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Other expense	$(49,178)	$(8,252)	$(40,926)	496.0%

Other expense increased by $41 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to realized loss of $39 thousand related to foreign exchange differences in the Company’s currency balances. Those currencies include USD, EUR, GBP, and RWF. The loss was driven by the unfavorable changes in GBP during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net sales

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$1,581,796	$1,413,230	$168,566	11.9%

Net Sales increased by $169 thousand, or 11.9% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to addition of several new statements of work with existing customers executed and expanded on during the nine months ended September 30, 2021. As mentioned earlier in this report, there were various SOWs with existing customers that successfully completed in the year 2020 and replaced by the same customers in the year 2021. The Company also acquired several new customers in 2021 which included, among others, Fidelity Information Services, LLC (“FIS”), and ICE, leading to increased revenues during the nine months ended September 30, 2021 compared to September 20, 2020.

Cost of services provided

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of services provided	$853,370	$467,377	$385,993	82.6%

Cost of services provided increased by $386 thousand, or 82.6% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, more software development costs were allocated to Cost of Sales (“COS”) mostly due to the nature of the work performed on contracts during the quarter driven by the increase in customer implementations Additionally, there was an increase in stock-based compensation allocation for developers from $3 thousand during the three months ended September 30, 2020 to $120 thousand for the three months ended September 30, 2021.

Research and development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Research and development	$1,126,914	$794,237	$332,677	41.9%

Research and development increased by $333 thousand, or 41.9% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to increase in headcount from 15 to 39 full-time equivalents (“FTE”). Additionally, the Company opened its African R&D center in Rwanda, staffing 11 FTE by September 30, 2021. Included in the headcount growth was the hiring of the Company’s Chief Innovation Officer, who joined the Company to lead various R&D initiatives as well as the monetization of existing technology.

Selling, general and administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general and administrative	$6,102,937	$3,372,817	$2,730,120	81.5%

Selling, general and administrative expense increased by $2.73 million, or 81.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to overhead growth to support the 59.7% headcount increase, or 50 employees/contractors to 91 employees/contractors, from September 30, 2020 to September 30, 2021, respectively.

Depreciation and amortization

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Depreciation and amortization	$422,727	$294,610	$128,117	43.5%

Depreciation and amortization increased by $128 thousand, or 43.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the same trends that existed in the comparison of the three months ended September 30, 2021 and 2020, described earlier in this report. The Company invested significant resources into building internal-use software to support its microservices infrastructure. To illustrate, annual capital investments in our microservices increased 179.75% from December 31, 2016 to 2018, the subsequently decreased 44.43% from December 31, 2018 to 2020, as the Company has focused on monetizing its capital software investments through new and existing customer implementations. Since the useful life on this software is 36 months, depreciation and amortization is expected to continue increasing in the interim.

Operating loss

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating loss	$(6,924,152)	$(3,515,811)	$(3,408,341)	97.6%

Our operating loss increased by $3.41 million, or 97.6% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in research and development and selling, general and administrative expenses, each of which increased from September 30, 2020 to September 30, 2021 as a result of headcount growth in the Company’s new offices including Malta and Rwanda. In addition,

Stock-based compensation was $1.72 million during the nine months ended September 30, 2021 compared to $274 thousand during the nine-month ended September 30, 2020. The Company expensed $1.07 million related to RSUs during the nine months ended September 30, 2021 compared to no RSUs expensed during the nine months ended September 30, 2020. Additionally, the increase was driven by the Company stock price input used in accounting estimates to determine the expense for fixed share equity contracts. As the Company’s value increased from $1.56 as of September 30, 2020 to $3.69 as of September 30, 2021, the associated stock-based compensation expense increased from $106 thousand during the nine months ended September 30, 2020 to $327 thousand during the nine months ended September 30, 2021.

Interest income (expense)

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Interest income (expense)	$(43,850)	$(152,128)	$108,278	71.2%

Interest income (expense) decreased by $108 thousand, or 71.2% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was driven by a reduction in debt due to the payoff of a promissory note in April 2021 payable to Second Century Ventures (“SCV”), as well as the payoff of a promissory note payable.

Change in fair value of warrant liability

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$(54,372)	$—	$(54,372)	—

The Company recognized a change in fair value of warrant liability during the nine months ended September 30, 2021 of $54 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Warrant expense

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Warrant expense	$—	$(1,413,273)	$1,413,273	—

Warrant expense during the nine months ended September 30, 2020 of $1.41 million relates to the issuance of two warrants in January 2020 as described below in the “Liquidity and Capital Resources” section of this report.

Grant income

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Grant income	$61,601	$—	$61,601	—

Grant income during the nine months ended September 30, 2021 relates to €200 thousand grant income under the Business Development and Continuity Scheme secured by the Company’s subsidiary, Trust Stamp Malta. This agreement with the Republic of Malta is described in more detail in Note 8 to the financial statements, provided under Item 1 of this report.

Other income

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Other income	$10,865	$56,256	$(45,391)	80.7%

Other income decreased by $45 thousand, or 80.7% for the nine months ended September 30,2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to an accounting entry for a 48 thousand gain in 2020 booked for its interest in a non-controlling entity.

Other expense

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Other expense	$(85,217)	$(8,420)	$(76,797)	912.1%

Other expense increased by $77 thousand, or 912.1% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven mostly from the realized loss from the changes in foreign currency exchange rates.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, we had approximately $0.17 million and $1.47 million cash in our banking accounts, respectively, with total current assets of $0.93 million and $1.83 million, respectively. The decrease in current assets is mostly due to the timing of capital expenditures and fundraising cycles. At the end of the Q3 2021, the Company had spent considerable resources to launch a public round of funding that, by year-end, raised $5.50 million under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing. See below for more details on these offerings.

Also, we have experienced a decrease in current liabilities of 25.4%. As of September 30, 2021, our current liabilities totaled $1.83 million, as compared to $2.45 million at December 31, 2020. The reduction in deferred revenue is primarily driving the decrease in current liabilities. In both periods, there are timing related variances in revenue recognition that resulted in less deferred revenue recorded as of September 30, 2021 than the deferred revenue recorded as of December 31, 2020. Various statements of work (“SOW”) that existed as deferred revenue as of December 31, 2020 subsequently were recognized during the nine months ended September 30, 2021. Additionally, the Company had a reduction in our current debt due to the payoff of our venture loan to SCV in April 2021 as well as a decrease in our payable accounts due to the drop in third-party developer billings. As a result of the foregoing, as of September 30, 2021, the Company had a negative working capital balance of $895 thousand, and an accumulated deficit of $26.61 million.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150,000 in 2020 and will receive minimum total fees of $200,000 in 2021, $250,000 in 2022, rising by 15% in each subsequent year beginning in 2023 with a minimum cap of $1.0 million. As such, we expect this to be a steady source of revenue for the Company going forward. The Company has recognized $150 thousand of the software license agreement fees for the nine months ended September 30, 2021. Trust Stamp received confirmation on September 17, 2021 that this license agreement has been extended through 2022.

On March 12, 2021, the Company launched a Regulation D raise limited to accredited investors for a maximum of $5.00 million or 1,633,986 shares. The raise was marketed only to the Company’s existing investor email list with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021 with $3.9 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial tranche, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 of additional shares, again only to accredited investors, with a $5 thousand minimum investment and at a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021 with $88 thousand of reserved investment at $3.84 per share with the contracted sale of 21,400 shares of Class A Common Stock.

On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units, but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021 this offering until January 7, 2022, at which time we ceased to hold closings, having closed upon a final total of $4,415,692 in gross proceeds from the issuance of 1,103,923 units (at $4.00 per unit) to investors in this offering.

On January 7, 2022, we closed the Regulation D offering, having raised a final total of $863,956 in gross proceeds from the issuance of 215,989 Regulation D Units to investors in his offering.

On January 7, 2022, we closed the Regulation S offering, having raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S Units to investors in this offering.

On September 23, 2021, the Company was awarded a $3,920,764 contract with ICE. A copy of this agreement is filed as exhibit 10.9 to this report. Alongside the revenue implications of this specific contract, it is believed that a successful execution will lead to extended and additional contracts of the same nature with ICE.

On December 21, 2021, REach® executed a Notice of Exercise for its warrants to purchase 400,641 shares of Class A Common Stock at an exercise price of $0.1664 per share for a total purchase price of $67 thousand.

On December 21, 2021, a SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.60 per share for a total purchase price of $3.3 million.

The Company believes that revenues from its existing clients, without any new contracts (i.e. a renewal of the ICE contract described above) or proceeds from the Company’s current capital raising efforts, will provide it with adequate amounts of cash to meet the Company’s needs in the short-term (i.e., the next 12 months) and in the long-term (i.e., beyond the next 12 months).

The Company expects that human resources costs – i.e., compensation for new and existing officers, directors, and employees – will be the largest material cash obligation for the Company within the next 12 months, with projected human resources costs totaling approximately $750,000 per month. The Company believes, as described above, that revenues from its existing operations will be sufficient to cover these costs, and that any funds from new client contracts or offerings would provide additional operational capacity for the Company going forward.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits with a loss in the nine months period ended September 30, 2021 of $7.03 million, operating cash outflows of $5.27 million for the same period, and an accumulated deficit of $25.18 million as of September 30, 2021.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raise as discussed in Note 15 to the financial statements included under Item 1 of this report, we believe that we have sufficient liquidity to support the planned operations of our business for 12 months from the date these financials are issued.

Equity, Notes, Warrants and SAFEs

Regulation D, Regulation S and Regulation CF Offerings. See more information on Regulation D, Regulation S, and Regulation CF fundraising efforts in the Liquidity and Capital Resources subsection above.

Non-Convertible Promissory Notes Payable. On April 22, 2020, the Company entered into a promissory note for $350 thousand with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345 thousand after issuance costs. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable was due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement. The note accrued interest at a rate of 8% per annum, compounded monthly. The note was repaid in a timely manner on April 22, 2021.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $5.27 million, compared to net cash of $3.47 million used in operating activities for the nine months ended September 30, 2020, and related primarily to working capital needs of the Company as it grew its software production and support overhead. Of the $7.03 million net loss for the nine months ended September 30, 2021, three non-cash expenses for $1.72 million related to an accounting estimate used to calculate stock-based compensation and $423 thousand for depreciation and amortization was added back to Net Loss. Additionally, $519 thousand from the timing of accrual accounts was added back to arrive at a $5.27 million cash outflow from operating activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $632 thousand, compared to net cash of $304 thousand used in investing activities for the nine months ended September 30, 2020, and related primarily to continued application development investment to develop future technologies that we intend to capitalize and monetize over time. During the period, these efforts produced 4 issued patents, 14 pending patents, and 1 newly registered trademark with the United States Patent and Trademark Office. Additionally, on March 18, 2021, we completed the acquisition of Pixelpin Ltd in exchange for $92 thousand of cash. Pixelpin Ltd is an image-based "Pin-on-Glass" account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. This acquisition further enhances Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication.

Financing Activities

For the nine months ended September 30, 2021 net cash provided by financing activities was $4.53 million, compared to net cash of $5.97 million provided by financing activities for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, cash was provided primarily related to our Series A Preferred Stock offering under Regulation A under the Securities Act of 1933 which the Company closed gross proceeds were $6.8 million in total from the round with offering costs of $1 million resulting in net cash proceeds of $5.80 million.

On April 22, 2021, the Company paid off its remaining hard loan balance on the books which was a venture loan with Second Century Ventures, LLC for $379,053 including interest.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations as of September 30, 2021:

Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$701,332	$151,102	$489,518	$60,712
Purchase obligations	—	—	—	—

Total contractual obligations	$701,332	$151,102	$489,518	$60,712

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting policies and estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

The Company derives its revenue from developing software products and providing professional services. Our software is constructed as both an internal-use software, generating usage revenue, and customer-specific platforms. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

The Company determines the amount of revenue to be recognized through the application of the following steps:

● Identification of the contract, or contracts with a customer;

● Identification of the performance obligations in the contract;

● Determination of the transaction price;

● Allocation of the transaction price to the performance obligations in the contract; and

● Recognition of revenue when or as the Company satisfies the performance obligations.

At contract inception, the Company will assess the services agreed upon within each contract and assess whether each service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In general, each contract with a customer consists of a single performance obligation to perform services in which revenue is recognized when the service has been delivered.

Stock- Based Compensation

The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each option grant is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for restricted stock grants. The calculated fair value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is created for deferred tax assets unless it is considered more likely than not that deferred tax assets will be realized. We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% for both the periods ended September 30, 2021 and 2020. Management has evaluated all other tax positions that could have a significant effect on the condensed consolidated financial statements and determined the Company had no uncertain income tax positions at September 30, 2021 or December 31, 2020, respectively.

Capitalized Software Development Costs

The Company capitalizes eligible costs to develop internal-use software that are incurred after the preliminary project stage through the development stage. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1. Description of Business and Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere under Item 1 in this report.

As a Nasdaq listed public reporting company, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

● not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

● taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

● being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

● being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We may remain an “emerging growth company” for up to five years, beginning January 26, 2022, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

In summary, will are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies”, and therefore, our shareholders could receive less information than they might expect to receive from more mature public companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, and thus, this section is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation Company’s disclosure controls and procedures as of the end of the period covered by this report, its Chief Executive Officer and Chief Financial Officer concluded that, as of such date, its disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there have been no changes in Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, the Company made the following unregistered sales of equity securities:

● 23,389 Reg CF Units in a Regulation Crowdfunding offering for total proceeds of $94 thousand, the proceeds of which were used for working capital purposes.

● 15,000 Reg D Units in a Regulation D offering for total proceeds of $60 thousand, the proceeds of which were used for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Form DOS filed with the SEC on December 30, 2019).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.3 to the Company’s Form 1-A/A filed with the SEC on April 6, 2020).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.3 of the Company’s Form 1-U filed with the SEC on August 20, 2021)

10.3	Secured Loan Agreement dated August 16, 2017 between Alex Valdes and the Company (incorporated by reference to Exhibit 6.3 to the Company’s Form DOS filed with the SEC on December 30, 2019).

10.4

Extension to August 16, 2017 Secured Loan Agreement between Alex Valdes and the Company dated August 16, 2021. (incorporated by reference to Exhibit 6.4 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.5	Secured Loan Agreement dated August 16, 2017 between Andrew Scott Francis and the Company (incorporated by reference to Exhibit 6.4 to the Company’s Form DOS filed with the SEC on December 30, 2019).

10.6

Extension to August 16, 2017 Secured Loan Agreement between Andrew Scott Francis and the Company dated August 16, 2021 (incorporated by reference to Exhibit 6.6 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.7	Secured Loan Agreement dated August 17, 2017 between David Story the Company (incorporated by reference to Exhibit 6.7 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.8

Extension to August 17, 2017 Secured Loan Agreement between David Story and the Company dated August 17, 2021. ((incorporated by reference to Exhibit 6.8 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.9

Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor). (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.10

Warrant Agency Agreement between the Company and Colonial Stock Transfer Company, Inc. dated August 20, 2021. (incorporated by reference to Exhibit 6.18 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T STAMP INC.

/s/ Gareth Genner
Gareth Genner, Chief Executive Officer
Trust Stamp

The following persons in the capacities and on the dates indicated have signed this report.

/s/ Gareth Genner
Gareth Genner, Principal Executive Officer, Chief Executive Officer, Director
Date: March 21, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: March 21, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: March 21, 2022

/s/ David Story
David Story, Director
Date: March 21, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: March 21, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: March 21, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: March 21, 2022