Form 10-K
period 2021-12-31
T Stamp Inc
filed 2022-04-07
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 001-41252

T Stamp Inc.

(Exact name of registrant as specified in its charter)

Delaware	7372	81-3777260
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

3017 Bolling Way NE, Floors 1 and 2, Atlanta, GA 30305

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code (404) 806-9906

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	IDAI	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s Class A Common Stock began trading on the NASDAQ Stock Exchange on January 31, 2022. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $63.4 million (9,743,000 at a closing price per share of $6.51). Shares of Class A common stock outstanding— 23,530,021 shares at April 6, 2022.

Documents Incorporated by Reference

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Cherry Bekaert LLP	Atlanta, Georgia	677

PART I.

Item 1. Our Business

Organizational History

Trust Stamp was incorporated under the laws of the State of Delaware on April 11, 2016 as “T Stamp Inc.” The business was originally founded as “T Stamp LLC”, formed on November 9, 2015 as a Georgia limited liability company. In 2016, the Company effected a “hive down” business reorganization whereby the business of the Company was transferred into to a newly formed, wholly owned subsidiary, which was T Stamp Inc. (i.e. the Company). As of the date of this report, the Company is no longer a subsidiary of T Stamp LLC, and T Stamp LLC is no longer a majority owner of the Company.

Overview

Trust Stamp is an artificial intelligence company that develops proprietary identity solutions to help determine whether an individual is who they say they are and that they can be trusted, including Trust Stamp’s AI-powered facial biometrics that establish proof of life and are resistant to presentation attacks. In that example, a biometric capture can be converted into a tokenized identity (IT2) that is unique to the user but cannot be reverse engineered and rebuilt into the user’s face or other biometric data, does not constitute PII.

Each IT2can be stored in an Identity LakeTM or submitted to a zero-knowledge-proof matcher and compared to all other hashes allowing our AI to predict if a single subject generated two or more IT2 even if the subject has passed conventional KYC using (e.g.) falsified identity documents. Using this technology, the users’ IT2 can be used for re-authentication purposes including account recovery, password-less login, new account creation etc. across the organization or even within a consortium of organizations all in a low-cost and low friction delivery that is fast and secure.

Our technology is being used for enhanced due diligence, KYC/AML compliance and “second chance” approval for customer onboarding and account access together with the delivery of humanitarian and development services. Using our technology, an enterprise can approve more users, keep bad actors from accessing systems and services and retain existing users with a superior user experience.

We utilize micro-service architecture and highly scalable cloud computing resources with cutting-edge tools, power and agility such as GPU processing, neural networks and a Quantum Ledger Database to process data faster and more effectively than has previously been possible, as well as delivering products at a disruptively low cost that allows usage across multiple industries, including:

o	Banking/FinTech
o	Humanitarian & Development Services
o	Biometrically Secured Email
o	KYC/AML Compliance
o	Law Enforcement
o	P2P Transactions, Social Media, and Sharing Economy
o	Real Estate

Our Background

We entered the market building facial-biometric authentication systems for onboarding, fraud-detection & safety applications. This allowed us to raise capital, generate revenue to fund our core AI microservices, and refine our technology using live data with informed consent from users. Following usage based upon facial biometrics, we started the process of hashing biometric data from 3rd party biometric service providers, initially touchless palm, and fingerprint templates. Our business model is now focused on licensing Annual Recurring Revenue (ARR) generating pay-per-use services implementing our hashing technology, limiting future pilots to very-large-scale use cases, using execution partners for commoditized implementations, and deploying our hashing technology with sector leading channel partners.

Business Model

Trust Stamp’s business model is that of a technology licensing company – we license our products to companies that in turn integrate our technology into products and services which they either sell or use for their own purposes. We focus on licensing ARR generating pay-per-use services including:

o	Biometric identity authentication
o	Identity document authentication and fraud detection
o	Tokenization of personal data including vaccination and other medical records
o	Pay-per-use hashing services for biometric service providers, government, NGO, and enterprise users
o	Tokenized-Identity Lakes and consortiums comprising IT2 for matching and de-duplication
o	Zero-knowledge-proof and similar tools allowing IT2 to be used for matching or deduplication without the parties disclosing any underlying personal identifying information
o	Digital payment authentication and implementation
o	Proprietary knowledge-based authentication tools

In addition, we have developed an encrypted e-mail product (Trusted Mail ® www.trustedmail.pro) using our facial recognition technology. This technology is held in a majority owned subsidiary entity: Trusted Mail Inc.

The Market

Trust Stamp considers itself to be in the identity authentication market which is primarily comprised of biometric authentication providers. Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access and fraud detection and the creation of tokenized identities to facilitate financial & societal inclusion. Management has evaluated the market potential for its services in part by reviewing the following reports and articles, none of which were commissioned by the Company and none are to be incorporated by reference:

o	By 2025, biometrics will annually authenticate over $3 trillion of payment transactions, according to a 2021 report published by Juniper Research on Mobile Payment Security in 2021-2025.
o	The global biometric system market size is projected to grow from $36.6 billion in 2020 to $68.6 billion by 2025 according to the November 2020 report “Biometric System Market with COVID-19 Impact by Authentication Type, Offering, Type, Vertical and Region - Global Forecast to 2025” published by ReportLinker.
o	Annual online payment fraud losses from eCommerce, airline ticketing, money transfer and banking services, are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024. Digital money transfer is the fastest growing payment fraud segment, with losses estimated to increase by 130% from 2020 to 2024 according to a 2020 report published by Juniper Research on Online Payment Fraud.
o	According to the 2020 Year End Data Breach QuickView Report, 2020 saw 3,932 publicly disclosed breaches, exposing over 37 billion records.
o	According to Grand View Research, the market size of the European Biometrics market was estimated to be USD 1.93 Billion in 2018 and is expected to grow at a CAGR of 17.5% to reach a market size of USD 5.97 Billion in 2025.

According to a September 2019 article published by Forbes magazine on providing banking services to underserved populations:

o	“Financial Inclusion” (i.e. providing banking and other financial services to those currently unbanked or underbanked) is a trillion-dollar opportunity
o	1.7 billion people lack basic financial services including a bank account
o	4 billion people are underbanked
o	The GDP of emerging-market countries would surge $3.7 trillion by 2025, or 6%, if they adopted a single innovation—switching from cash to digital money stored on cellphones
o	Providing the underbanked with access to credit and investments could create an additional $100 trillion in financial assets over the next 50 years

One of the biggest contributors to current authentication problems is the use of passwords. Static passwords (i.e. the type of password that we typically use to login to various accounts and services every single day that, for the most part, remains the same from the moment it is created) have a number of weaknesses:

oPlatforms often require regular changes;
oEasily guessable, exacerbated by social media and data mining;
oDiffering rules make complex passwords harder to remember;
oBrute force attacks are easier for hacking; and
oSingle passwords used on multiple accounts result in cascading data breaches.

According to a 2015 report published by Oxford University Department of Computer Sciences and Mastercard, 21% of users forget passwords within 2 weeks, 25% of users fail to remember at least 1 password per day, and 1 out of 3 online transactions are abandoned at checkout due to a forgotten password.

On top of this, stored biometric images and templates represent a growing and unquantified financial, security and PR liability and are the subject of growing governmental, media and public scrutiny, since biometric data cannot be “changed” once they are hacked, as they are intimately linked to the user’s physical features and/or behaviors.

With biometric technologies becoming nearly ubiquitous, a range of risks are becoming more prevalent. The popularity of biometric authentication across financial services, employment, travel and healthcare settings inevitably means biometric databases are becoming more accessible to criminals, and the motivation to take over biometric credentials is booming. Even when operating as intended, biometric technology raises privacy concerns which have led to close attention from regulators. Multiple jurisdictions have placed biometrics in a special or sensitive category of personal data and demand much stronger safeguards around collection and safekeeping.

To address this unprecedented danger, Trust Stamp has developed its IT2 solutions.

Principal Products and Services

Trust Stamp’s most important technology is the Irreversible Identity Token TM (also known as the IT2TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the year ended December 31, 2021.

IT2 Solutions

The IT2 (for Irreversibly Transformed Identity Token) replace biometric templates and scans with meaningless numbers, letters and symbols in order to remove sensitive data from the reach of criminals using a proprietary process by which a deep neural network irreversibly converts biometric and other identifying data, from any source, into the secure tokenized identity. This IT2 is unique to the user, is different every time generated from a live subject and cannot be reverse engineered and rebuilt into the user’s face or other original identity data.

Each token can be stored and compared to all other tokens from the same modality allowing the Company’s AI-powered analytics to predict if a single subject has generated two or more tokens, even if the subject has passed conventional KYC using, e.g., falsified identity documents. Using this technology, the users’ IT2 can be used for re-authentication purposes including account recovery, password-less login, new account creation, and more across the organization or even within a consortium of organizations, all in a low-cost and low friction delivery that is fast and secure.

Our technology is being used for enhanced due diligence, KYC/AML compliance and “second chance” approval for customer onboarding and account access together with the delivery of humanitarian and development services. The solution allows organizations to approve more users, keep bad actors from accessing systems and services, and retain existing users with a superior user experience.

Our hashing and matching technology can maximize the effectiveness of all types of identity data while rendering it safer to use, store and share. Whatever the source of identity data, it can be stored and compared as an IT2. See the chart below for examples.

Distribution

Through licensing we allow customers to utilize our technology in a wide variety of applications. Uses can include (e.g.):

oThe provision of hashing / services to enterprises, NGOs, and government to overlay on third-party biometric and identity data
oHash licensing, translation, and certification services for biometric vendors
oManagement of zero-knowledge-proof services whether as a tributary between Identity Lakes or operating consortium lakes
oTokenized identity creation for large scale deployments such as humanitarian and government identity programs.

Trust Stamp enters into licensing agreements, typically as a hosted offering, on-premise solution or both, with its customers, pursuant to which the customer pays for the initial product development plus a license fee for the use of Trust Stamp’s technologies on a periodic and/or volume-based basis. In addition to consuming and paying for Trust Stamp’s services for their own use, some key customers also serve as channel partners by offering Trust Stamp products to their own customer base whether as stand-alone products or integrated into their own services as upgraded product offerings.

Competition

We can work with any identity data from any source, potentially breaking vendor, and modality lock-in, but our primary market target is the biometric service industry which is growing exponentially while being threatened by a consumer, media, and legislative backlash against storing biometric data. The IT2 can potentially be overlaid on any biometric or other identity data provider.

In general, we compete for customer budget with any company in the identity authentication industry and our business plan calls for our capturing a fraction of one percent of the projected expenditure for biometric authentication services. Major competitors in this space include companies such as NEXT Biometrics, Gemalto, IDEMIA, Synaptics, Cognitec, Innovatrics, Suprema, FaceTec, Rank One Computing, Acuant, Jumio, Onfido and Mitek. However, we believe that, due to the uniqueness of our technology solution, the Company does not at this time have any direct competitors for the core IT2 solutions upon which the growth in our business plan is focused.

The commercial advantage of our solution is our ability to work across providers and modalities and we continue to pursue a first-mover advantage including our global-scale-partnership which is achieving a network-effect in the global Humanitarian and Development market. We believe that this combination will make it unattractive for a potential competitor to replicate the 6-years and multi-million dollars that we have already expended to try and circumvent our multiple (and continuing) patent filings and/or offer a parallel product based upon a different technology.

We believe that given sufficient time and resources, we can augment any biometric modalities including face, hand, iris, voice, gait, and behavior together with any other identifying data which places us in a unique position versus providers of biometric services.

We are unaware of any other provider being able to offer or support a proliferation of authentication modalities in this fashion, and therefore, we believe we there are no other companies that directly compete with us in this space. If our go-to-market strategy is successful, biometric service providers can be a channel distributer, and not necessarily a competitor.

Growth Strategy

Our business plan calls for our capturing a small fraction of one percent (1%) of the projected expenditure for biometric authentication services. Our strategy in this respect is to:

o	Expand the scope and range of services that we provide to and through our existing clients
o	Continue to add significant new clients for our current and future services
o	Offer our services via channel partners with substantial distribution networks
o	Offer our technology on a “low code” basis, providing access via an orchestration layer and/or open-APIs to enable implementation by a broader range of clients
o	The addition of alternate authentication tools including non-facial-biometric options and non-biometric knowledge and device-based tools facilitating two and multi-factor authentication
o	Offer our IT2 technology for use by other biometric and data services providers to protect and extend the usability of their data
o	Provide ready-to-use / customizable platforms that leverage our IT2 technology in specialized markets

Employees

Given the geographic diversity of its team and to facilitate cost-effective administration, Trust Stamp secures the services of its permanent team members through a variety of administrative structures that include wholly owned subsidiaries, professional employer organizations and consulting contracts. The Company currently has 13 full-time and 1 part-time team members that work out of the United States, as well as 28 full-time and 4 part-time team members that work out of Malta. We have 7 full-time team members in Poland and Central Europe and 5 full-time and 4 part-time team members in the United Kingdom as well as 1 full-time team member in the Isle of Man. We have 16 full-time team members working in the Philippines, 12 full-time team members working in Rwanda, 1 part-time team member working in the Netherlands and 7 full-time team members working remotely in India. Our permanent team is augmented as needed by contract development and other staff on both long and short-term basis.

Outsourcing

We design and develop our own products. We use an outsourcing company - 10Clouds - for additional development staff as needed. In addition, we also utilize SourceFit, a company in the Philippines, for PEO services, representing approximately 2-3% of our operating expenses in 2021. As we increase our in-house resources, we anticipate reducing our reliance upon development staff outsourcing. Amazon Web Services provides cloud hosting and processing services, representing approximately 2-3% of our operating expenses in 2021.

Key Customers

Historically, the Company generated most of its income through a relationship with a SP500 bank, in which services were provided pursuant to a Master Software Agreement and statements of work. The scope of services provided to the SP500 bank has grown throughout the relationship and additional growth has been seen in 2020 and 2021. In 2019, 2020 and continuing into 2021 the Company has also expanded its customer base to include relationships with Mastercard, FIS and other customers. In 2020 we engaged in accelerator programs and invested in new business development staff and systems which have led to new customer engagements in 2021 and, while we value the relationship highly, management believes that we are no longer financially dependent on our relationship with the SP500 bank. As an example, the SP500 bank and Mastercard made up 45% of total revenue during the year ended December 31, 2021 compared to 64% of total revenue during the year ended December 31, 2020.

The Company has continued to expand its customer base, such as its contract with the U.S. Immigration and Customs Enforcement (“ICE”). On September 23, 2021, the Company was awarded a $3,920,764 contract with ICE. This engagement required an investment in productization, business development, and satisfying extensive due diligence processes. Alongside the revenue implications of this specific contract, it is believed that a successful execution may lead to an extension and additional contracts of the same nature with ICE as well as creating an advantage for pursuing new customers. Effective March 27, 2022, Trust Stamp agreed to a bilateral modification of the fixed price purchase order announced in September 2021 with U.S. Immigration and Customs Enforcement (“ICE”), a federal agency under the U.S. Department of Homeland Security. The modification (which covers software development and services related to rapid enrolment in the ICE alternative to detention program) increases the total contract award value to $7,176,364 from the original $3,920,764 and extends the delivery period until September 26, 2022 (subject to a right of early termination by ICE).

Regulation

Our business is not currently subject to any licensing requirements in any jurisdiction in which we operate other than the requirement to hold a business license in the City of Atlanta (with which we are in compliance). This does not mean that licensing requirements may not be introduced in one or more jurisdiction in which we operate, and such requirements could be burdensome and/or expensive or even impose requirements that we are unable to meet.

We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Example federal (US) and European statutes we could be subject to are:

o	Health Insurance Portability and Accountability Act (HIPAA)

o	Health Information Technology for Economic and Clinical Health Act (HITECH)
o	The General Data Protection Regulation 2016/679 (GDPR)

HIPAA and HITECH

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act “HITECH”), the U.S. Department of Health and Human Services (“HHS”) issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information (“PHI”), used or disclosed by covered entities and business associates. Covered entities and business associates are subject to HIPAA and HITECH. Our subcontractors that create, receive, maintain, transmit, or otherwise process PHI on behalf of us are HIPAA “business associates” and must also comply with HIPAA as a business associate.

HIPAA and HITECH include privacy and security rules, breach notification requirements, and electronic transaction standards.

The privacy rules cover the use and disclosure of PHI by covered entities and business associates. The privacy rules generally prohibit the use or disclosure of PHI, except as permitted under certain limited circumstances. The privacy rules also set forth individual patient rights, such as the right to access or amend certain records containing his or her PHI, or to request restrictions on the use or disclosure of his or her PHI.

The security rules require covered entities and business associates to safeguard the confidentiality, integrity, and availability of electronically transmitted or stored PHI by implementing administrative, physical, and technical safeguards. Under HITECH’s Breach Notification Rule, a covered entity must notify individuals, the Secretary of the HHS, and in some circumstances, the media of breaches of unsecured PHI.

In addition, we may be subject to state health information privacy and data breach notification laws, which may govern the collection, use, disclosure, and protection of health-related and other personal information. State laws may be more stringent, broader in scope, or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other, which may complicate compliance efforts.

Entities that are found to be in violation of HIPAA as the result of a failure to secure PHI, a complaint about our privacy practices or an audit by HHS, may be subject to significant civil and criminal fines and penalties and additional reporting and oversight obligations if such entities are required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

GDPR

The EU-wide General Data Protection Regulation imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant—the greater of €20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric or health data.

Intellectual Property

Patents

A summary of the Company’s issued patents and pending patent applications on March 31, 2022 is provided in the table below.

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-148154	63/306,210	2/3/2022	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	---	PENDING 02/03/2023 Provisional Conversion Due
32742-148672	63/309,819	2/14/2022	BIOMETRIC PRIVACY-ASSURED TIME AND LOCATION VERIFICATION	---	PENDING 02/14/2023 Provisional Conversion Due
32742-147459	63/287,276	12/08/2021	SHAPE OVERLAY FOR PROOF OF LIVENESS	---	PENDING 12/08/2022 Provisional Conversion Due
32742-146364	63/256,347	10/15/2021	OWNERSHIP VALIDATION FOR NFT CONTRACTS USING IRREVERSIBLY TRANSFORMED IDENTITY TOKENS	---	PENDING 10/15/2022 Provisional Conversion Due
32742-144545	63/278,276	11/11/2021	MULTI-FACTOR PROCESSES FOR ENHANCED DIGITAL SECURITY	---	PENDING 11/11/2022 Provisional Conversion Deadline
32742-145020	17/401,508	08/13/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	PENDING Awaiting Examination
32742-145019	17/401,504	08/13/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	PENDING Awaiting Examination
32742-142186	17/230,684	04/14/2021	SYSTEMS AND PROCESSES FOR MULTIMODAL BIOMETRICS	63/009,809	PENDING Awaiting Examination
32742-141508	17/205,713	03/18/2021	SYSTEMS AND PROCESSES FOR TRACKING HUMAN LOCATION AND TRAVEL VIA BIOMETRIC HASHING	62/991,352	PENDING Awaiting Examination
32742-139930	63/174,405	04/13/2021	PERSONALLY IDENTIFIABLE INFORMATION ENCODER (NON-BIO)	---	PENDING 04/13/2022 Provisional Conversion Deadline
32742-139681	17/109,693	12/02/2020	SYSTEMS AND METHODS FOR PRIVACY-SECURED BIOMETRIC IDENTIFICATION AND VERIFICATION	62/942,311	PENDING Awaiting Examination
32742-130398	16/403,093 11,288,530	05/03/2019 03/29/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	62/667,130	ISSUED 09/29/2025: First Maintenance Fee Due
32742-118398	15/342,994 10,924,473	11/03/2016 02/16/2021	TRUST STAMP	62/253,538	ISSUED 08/16/2024: First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-142411	17/324,544	05/19/2021	FACE COVER-COMPATIBLE BIOMETRICS AND PROCESSES FOR GENERATING AND USING SAME	63/027,072	PENDING Awaiting Examination
32742-123473	15/955,270 11,095,631	04/17/2018 08/17/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/17/2025: First Maintenance Fee Due
32742-136046	16/855,576 11,263,439	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due
32742-136047	16/855,580	04/22/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 08/08/2025 First Maintenance Fee Due
32742-136048	16/855,588 11,263,440	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due
32742-136049	16/855,594 11,263,441	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-136050	16/855,598 11,263,442	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136051	16/855,606	04/22/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	PENDING 05/24/2022 Issue Fee Payment Due
32742-130397	16/406,978	05/08/2019	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	62/668,610	PENDING Awaiting Examination
32742-130399	16/403,106 11,093,771	05/03/2019 08/17/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 02/17/2025: First Maintenance Fee Due
32742-135668	16/841,269	04/06/2020	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	62/829,825	ISSUED 04/12/2022 Expected Issue Date
32742-118149	15/782,940 10,635,894	10/13/2017 04/28/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	62/407,717 62/407,852 62/407,693	ISSUED 10/28/2023: First Maintenance Fee Due
32742-142741	63/188,491	05/14/2021	SECURE REPRESENTATIONS OF AUTHENTICITY AND PROCESSES FOR USING SAME	---	PENDING 05/14/2022 Provisional Conversion Due
32742-141468	63/177,494	04/21/2021	INTEROPERABLE BIOMETRIC REPRESENTATION	---	PENDING 04/21/2022 Provisional Conversion Due
32742-147631	17/706,132	03/28/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	16/403,093	PENDING Awaiting Examination
32742-149165	17/702,366	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination
32742-149164	17/702,361	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination
32742-149163	17/702,355	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination

Trademarks

The following is a summary of Trust Stamp’s issued and pending Trademarks as of March 31, 2022.

Serial / Registration Number	Filing Date	Trademark	Country	Status
Serial: 88/674,108	10/30/2019	TRUSTCARD	US	PENDING SOU/3rd EOT Due: 05/10/2022
Serial: 90/041,950 Registration: 6,494,610	7/8/2020 9/21/2021	TRUSTED PAYMENTS	US	REGISTERED Section 8 & 15 Renewal Due: 09/21/2027
Serial: 87/411,586 Registration: 5,329,048	4/14/2017 11/7/2017	TRUST STAMP	US	REGISTERED Section 8 & 15 Renewal Due: 11/07/2023
Serial: 87/852,642 Registration:5,932,877	3/27/2018 12/10/2019	TRUSTED MAIL	US	REGISTERED Section 8 & 15 Renewal Due: 12/10/2025
Serial: 8/256,534 Registration: 6,103,860	1/10/2019 9/26/2019	IDENTITY LAKE	US	REGISTERED Section 8 & 15 Renewal Due: 07/14/2026
Serial: 88/708,795 Registration: 6,252,645	11/27/2019 1/19/2021	MYHASH	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
Serial: 88/709,274 Registration: 6,252,649	11/27/2019 1/19/2021	TRUSTED PRESENCE	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027

Subsidiaries and Affiliates

Given the geographic diversity of our team and to facilitate cost-effective administration, Trust Stamp conducts various aspects of its operations through subsidiaries. All subsidiaries share resources across the entire Trust Stamp organization. The officers and directors of Trust Stamp have influence over the operations of all subsidiaries and employees across jurisdictions. Only one of our subsidiaries, Biometric Innovations Limited, has its own management team.

T Stamp Inc. Corporate Structure Chart

TStamp Incentive Holdings LLC. On April 9, 2019, management created a new entity, TStamp Incentive Holdings (“TSIH”) to which the Company issued 1,620,565 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of the date of this report, 282,565 shares of Class A Common Stock are still held by TSIH – however, all of these shares of Class A Common Stock have been allocated for issuance pursuant to RSUs that vested on January 2, 2022. The Company has no plans to issue additional equity securities to TSIH. As such, once these remaining shares are issued, it is expected this entity will become dormant going forward.

Sunflower Artificial Intelligence Technologies. Based out of Poland, this entity acted as the contracting entity for development contractors in Poland and Central Europe but is now being dissolved as the contractors have entered into direct contracts with T Stamp Inc.

Trusted Mail Inc. The developer of an encrypted e-mail product (Trusted Mail ®) using our Company’s facial recognition technology. The Trusted Mail technology is held by Trusted Mail, Inc., which is our majority-owned subsidiary.

Biometric Innovations Limited (formerly “Trust Stamp Fintech Limited”). Biometric Innovations is our Company’s United Kingdom operating subsidiary. It was established to act as the contracting entity for development contractors in the UK, and has its own board and management team. The purpose of this entity was to establish beachhead operations in the country in order to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. On June 11, 2020, the Company entered into a stock exchange transaction with Biometric Innovations Limited, becoming a 100% owner of the entity. The stock exchange transaction was not pursuant to any formal written agreement.

Trust Stamp Cayman. Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations have been established at this entity as of the date of this report.

Trust Stamp Malta Limited. Trust Stamp Malta Limited is a wholly owned subsidiary of T Stamp Inc. It operates an R&D Campus in the Republic of Malta, for which it has entered into a lease with a local commercial landlord in Malta, Vassallo Group Realty Ltd. The goal of Trust Stamp Malta Limited is to advance our biometric authentication technology. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potential repayable advance of up to €800,000 to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020.

Trust Stamp Rwanda Limited. The Company opened an office in Rwanda, Africa in April 2021 and signed a one-year lease for office space commencing May 1, 2021 The Company has established an R&D center in Rwanda together with a back-office facility for the purpose of our expansion into Africa.

Metapresence Limited. Trust Stamp established Metapresence Limited on November 23, 2021 as a wholly-owned crypto-asset subsidiary in the Isle of Man. Metapresence Limited participates in The Digital Isle of Man Accelerator Program, which provides access to a range of government services including regulatory acceleration support and guided access into the regulatory sandbox, where flexible licensing conditions enable digital asset businesses to explore opportunities and adapt as the technology evolves.

Non-Operational Subsidiaries

AIID Payments Limited. Established by the Company to provide payments services to NGO’s and other non-profit and social-welfare entities and activities. As of the date of this report, the entity has no operations, and is essentially dormant.

T Avatar LLC. Established by the Company to provide anonymized age-verification tools for minors participating in online activities. As of the date of this report, the entity has no operations, and is essentially dormant.

Finnovation LLC. Established by the Company to provide an innovative FinTech, Blockchain and Digital Identity innovation incubator. As of the date of this report, this entity has no operations, and is essentially dormant.

T Stamp LLC. As described above, the Company was originally founded as “T Stamp LLC”, formed on November 9, 2015 as a Georgia limited liability company. In 2016, the Company effected a “hive down” business reorganization whereby the business of the Company was transferred into to a newly formed, wholly owned subsidiary, which was T Stamp Inc. (i.e. the Company). As of the date of this report, the Company is no longer a subsidiary of T Stamp LLC, and T Stamp LLC is no longer a majority owner of the Company. On January 6, 2022 all shares held by T Stamp LLC were distributed to its members on a pro rata basis according to their respective membership interests. As such, as of the date of this report, the entity has no operations, and is essentially dormant.

Available Information

Our website is www.truststamp.ai. Available on this website, free of charge, are our annual reports, quarterly reports, and current reports on form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

The SEC requires the Company to identify risks that are specific to its business and its financial condition. The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events, and technological developments (such as cyber-attacks and the ability to prevent such attacks). Additionally, early-stage companies are inherently riskier than more developed companies, and the risk of business failure and complete loss of your investment capital is present. You should consider general risks as well as specific risks when deciding whether to invest.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

o	We are a comparatively early-stage company that has incurred operating losses in the past, expect to incur operating losses in the future, and may never achieve or maintain profitability.
o	Our technology continues to be developed, and there is no guarantee that we will ever successfully develop the technology that is essential to our business to a point at which no further development is needed.
o	We may be subject to numerous data protection requirements and regulations.

o	We operate in a highly competitive industry that is dominated by a number of exceptionally large, well-capitalized market leaders and the size and resources of some of our competitors may allow them to compete more effectively than we can.
o	We rely on third parties to provide services essential to the success of our business.
o	We currently have four customers that account for substantially all of our revenues.
o	We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.
o	The Company is controlled by its officers and directors.
o	This investment is illiquid.
o	The auditor included a “Emphasis of Matter Regarding Liquidity” note in its audit report for the fiscal years ended December 31, 2021 and 2020.
o	The impact of COVID-19 may affect consumer behavior in ways that we cannot accurately predict, and may negatively affect our results of operations.
o	We are subject to risks relating to foreign currency fluctuations.

Risks Related to Our Company

We have a limited operating history upon which you can evaluate our performance and have not yet generated profits. Accordingly, our prospects must be considered in light of the risks that any new company encounters. Our Company was incorporated under the laws of the State of Delaware on April 11, 2016, and we have not yet generated profits. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses and challenges faced as an emerging growth company.

We have historically operated at a loss, which has resulted in an accumulated deficit. For the fiscal year ended December 31, 2021, we incurred a net loss of $9.1 million, compared to a net loss of $10.7 million for the fiscal year ended December 31, 2020. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in our Class A Common Stock price.

Our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 have been prepared on a going concern basis. We have not yet generated profits and have an accumulated deficit of $27.2 million as of December 31, 2021, compared to an accumulated deficit of $18.2 million as of December 31, 2020. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise additional funding through future financing efforts, we may not accurately anticipate how quickly we may use such funds and whether such funds would be sufficient to bring the business to profitability.

Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required. Trust Stamp is developing complex technology that requires significant technical and regulatory expertise to develop, commercialize and update to meet evolving market and regulatory requirements. If we are unable to successfully develop and commercialize our technology and products, it will significantly affect our viability as a company.

If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities. In the ordinary course of our business, we may collect and store sensitive data, including protected health information (“PHI”), personally identifiable information (“PII”), owned or controlled by ourselves or our customers, and other parties. We communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, Trust Stamp therefore inherits responsibilities related to this data, exposing itself to potential threats. Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the resulting fallout stemming from these breaches can be costly, time-consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attack or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. Consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.

We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Examples of federal (US) and European statutes we could be subject to are:

o	Health Insurance Portability and Accountability Act (HIPAA)
o	Health Information Technology for Economic and Clinical Health Act (HITECH)

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information under HIPAA and/or “HITECH”. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services (“HHS”), and for extensive breaches, notice may need to be made to the media or state attorneys general. Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain, or malicious harm.

Further, various states, such as California, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PII or PHI, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenues and/or subject us to additional liabilities.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We rely on our customers to obtain valid and appropriate consents from data subjects whose biometric samples and data we process on such customers’ behalf. Given that we do not obtain direct consent from such data subjects and we do not audit our customers to ensure that they have obtained the necessary consents required by law, the failure of our customers to obtain consents that are in compliance with applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations.

We anticipate sustaining operating losses for the foreseeable future. It is anticipated that we will sustain operating losses into 2022 as we continue to expand our team, continue with research and development, and strive to gain customers for our technology and gain market share in our industry. Our ability to become profitable depends on our ability to expand our customer base, consisting of companies willing to license our technology. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

If our products do not achieve broad acceptance both domestically and internationally, we will not be able to achieve our anticipated level of growth. Our revenues are derived from licensing our identity authentication solutions. We cannot accurately predict the future growth rate or the size of the market for our technology. The expansion of the market for our solutions depends on a number of factors, such as

●	the cost, performance and reliability of our solutions and the products and services offered by our competitors;
●	customers’ perceptions regarding the benefits of biometrics and other authentication solutions;
●	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use biometric and other identity information collected;
●	public perceptions regarding the confidentiality of private information;
●	proposed or enacted legislation related to privacy of information
●	customers’ satisfaction with biometrics solutions; and
●	marketing efforts and publicity regarding biometrics solutions.

Even if our technology gains wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If authentication solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues and results of operations would suffer.

We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us. The level of competition in the identity authentication industry is high, with multiple exceptionally large, well-capitalized competitors holding a majority share of the market. Currently, we are not aware of any direct competitors of the Company able to offer our main technological offering. Nonetheless, many of the companies in the identity authentication market have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing, and other resources than we do. At any point, these companies may decide to devote their resources to creating a competing technology solution which will impact our ability to maintain or gain market share in this industry. Further, such companies will be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements, more quickly develop new products or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the identity management solutions industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the identity management solutions industry.

We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully against current or future competitors, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.

We face competition from companies with greater financial, technical, sales, marketing, and other resources, and, if we are unable to compete effectively with these competitors, our market share may decline, and our business could be harmed. We face competition from well established companies. Many of our competitors have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements, more quickly develop new products or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the identity management solutions industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the identity management solutions industry.

We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully against current or future competitors, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.

The Company may be unable to effectively protect its intellectual property. To date, the Company has been issued eleven patents related to its products and technology. The Company has many more pending patent applications as of the date of this report. There is no guarantee that the Company will ever be issued patents on the applications it has submitted. In addition, in order to control costs, we have filed patent applications only in the United States. This may result in our having limited or no protection in other jurisdictions. Our success depends to a significant degree upon the protection of our products and technology. If we are unable to secure patents for our products and technology, or are otherwise are unsuccessful at protecting our technology, other companies with greater resources may copy our technology and/or products, or improve upon them, putting us at a disadvantage to our competitors.

Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. We believe our products and technology may be highly disruptive to a very large and growing market. Our competitors are well capitalized with significant intellectual property protection and resources and they (and/or patent trolls) may initiate infringement lawsuits against our Company. Such litigation could be expensive and could also prevent us from selling our products, which would significantly harm our ability to grow our business as planned.

Our failure to attract and retain highly qualified personnel in the future could harm our business. As the Company grows, it will be required to hire and attract additional qualified professionals, additional staff for research and development, regulatory professionals, sales and marketing professionals, accounting, legal, and finance experts. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

We rely on third party service providers. Our third-party partners provide a variety of essential business functions, including distribution, manufacturing, and many others. It is possible that some of these third parties will fail to perform their services or will perform them in an unacceptable manner. If we encounter problems with one or more of these parties and they fail to perform to expectations, it could have a material adverse impact on the Company.

We currently have four customers that account for substantially all of our revenues. During the Company’s development, we have focused on developing relationships with a few partners and customers. As such, our historical financial results identify that we generated substantially all of our revenue from two customers – which relatively recently has increased to four. In total, Trust Stamp increased the concentration of non-affiliated customers generating significant revenue from 3 customers in the year ended December 31, 2020 to 6 customers in the year ended December 31, 2021. As we grow, we intend to expand the number of customers from which we generate revenues. In the opinion of our management, we would be able to continue operations without our current customers. However, the unanticipated loss of the Company’s current customers could have an adverse effect on the company’s financial position.

Our future success is dependent on the continued service of our small management team. Eight directors and four executive officers provide leadership to Trust Stamp. Two of the directors are also executive officers. Our success is dependent on their ability to manage all aspects of our business effectively. Because we are relying on our small management team, we lack certain business development resources that may hurt our ability to grow our business. Although we are currently growing our board and management team, there is no guarantee that newly added board and management team members will contribute to Trust Stamp as we hope. Any loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers.

We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses. In order to fund future growth and development, the Company will likely need to raise additional funds in the future by offering shares of its Common or Preferred Stock and/or other classes of equity, or debt that convert into shares of common or Preferred Stock, any of which offerings would dilute the ownership percentage of investors in this report. See “Dilution”. In order to issue sufficient shares in this regard, we may be required to amend our certificate of incorporation to increase our authorized capital stock, which would be require us to obtain a consent of a majority of our shareholders. Furthermore, if the Company raises capital through debt, the holders of our debt would have priority over holders of common and Preferred Stock and the Company may be required to accept terms that restrict its ability to incur more debt. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results, or prospects.

We are and may continue to be significantly impacted by the worldwide economic downturn due to the COVID-19 pandemic. In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has spread to many countries, including the United States, and was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the U.S., Europe and Asia have implemented severe travel restrictions and social distancing. The impacts of the outbreak are unknown and rapidly evolving. A widespread health crisis has adversely affected and could continue to affect the global economy, resulting in an economic downturn that could negatively impact the operations of the Company, which could negatively impact your investment in our securities.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the continued spread of COVID-19 could cause a further economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 affects our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

We are subject to risks related foreign currency exchange rates. We operate on a global basis. We have operations (through our subsidiaries and/or directly) in many foreign countries and territories, including, but not limited to, Great Britain, Poland, Rwanda, and the Republic of Malta. The translation from any currencies to United States Dollars for financial statement presentation resulted in a foreign currency loss of $159,270 for the year ended December 31, 2021, and $81,137 gain for the year ended December 31, 2020, but it could lead to a loss in the future. Such foreign currency translation losses could have a material adverse effect on our business.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our Class A Common Stock less attractive to investors. We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on the reporting exemptions and the extended transition period for complying with new or revised accounting standards. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our share price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company contracts for use of office space at 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305, United States of America, which serves as its corporate headquarters and primary operational hub. The Company also leases office space (through a subsidiary) in Malta, which primarily serves as a research and development space. The Company contracts for coworking arrangements in other office spaces (either directly or through its subsidiaries) in New York, North Carolina, Cheltenham, the UK and Rwanda, Africa to support its dispersed workforce. Minimum lease commitments related to these agreements are described in Note 14 to the consolidated financial statements provided under Item 8 of this report.

Item 3. Legal Proceedings

From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See “Risk Factors” for a summary of risks our Company may face in relation to litigation against our Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

During the years ended December 31, 2021 and December 30, 2020, our Class A Common Stock was traded on the OTC Markets Group Inc.’s OTCQX quotation platform under the trading symbol “IDAI” and on the Euronext Growth market in Dublin under “AIID”. However, Trust Stamp received approval from Nasdaq to have our Class A Common Stock listed on the Nasdaq Capital Market under the symbol “IDAI” with trading commencing on January 31, 2022. As a result of our Nasdaq approval, our Class A Common Stock is no longer listed on the OTCQX market as of January 31, 2022.

Holders

As of April 6, 2022, there were approximately 3,009 registered holders of record of our Class A Common Stock and the last reported sale price of our Class A Common Stock on the Nasdaq was $2.20 per share on April 5, 2022.

The number of shares of our Class A Common Stock that are freely tradeable as of April 6, 2022 was 9,743,010.

The following table sets forth, for the periods indicated the high and low bid quotations for our Class A Common Stock on OTCQX. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period
Fiscal Year 2021	High**	Low**
First Quarter (January 1, 2021* – March 31, 2021)	$5.00	$2.00
Second Quarter (April 1, 2021 – June 30, 2021)	$4.40	$2.50
Third Quarter (July 1, 2021 – September 30, 2021)	$4.94	$1.01
Fourth Quarter (October 1, 2021 – December 31, 2021)	$9.00	$3.35

*The Company was initially quoted on OTCQX on February 24, 2021.

**On August 18, 2021, by written consent of the stockholders, the Company effected a 5-for-1 forward stock split. The prices listed in the table above have been retroactively restated to reflect the stock split. The stock split was effective for trading on the market opening of both Euronext Growth and OTCQX on August 23, 2021.

Euronext Growth Dublin (Ticker code: “AIID”).

On December 8, 2020, Trust Stamp was listed on Euronext Growth Dublin through the admission to trading of 17,943,255 shares under a direct listing. The admission and issue price of our Class A Common Stock was set at $1.56 per share.

The last reported sale price of our Class A Common Stock on the Euronext Growth Dublin on May 7, 2021 was $3.80 per share.

The following table sets forth, for the periods indicated the high and low bid quotations for our Class A Common Stock on Euronext Growth Dublin. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period
Fiscal Year 2021	High*	Low*
First Quarter (January 1, 2021 – March 31, 2021)	$1.56	$1.56
Second Quarter (April 1, 2021 – June 30, 2021)	$3.80	$1.56
Third Quarter (July 1, 2021 – September 30, 2021)	$3.80	$3.80
Fourth Quarter (October 1, 2021 – December 31, 2021)	$3.80	$3.80

Period
Fiscal Year 2020	High*	Low*
Fourth Quarter (December 8, 2020 – December 31, 2020)	$1.56	$1.56

*On August 18, 2021, by written consent of the stockholders, the Company effected a 5-for-1 forward stock split. The prices listed in the table above have been retroactively restated to reflect the stock split. The stock split was effective for trading on the market opening of both Euronext Growth and OTCQX on August 23, 2021.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Dividend Policy

To date, we have not paid any dividends on our Class A Common Stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the Class A Common Stock is at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board of Directors may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our Class A Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 9, 2019, management created a new entity, TStamp Incentive Holdings (“TSIH”) to which the Company issued 1,620,565 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. As of December 31, 2020, 282,565 of these shares were outstanding, and 282,565 remained available for issuance. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. Any equity compensation approved by the Company would be issued by TSIH. As of the date of this report, 282,565 shares of Class A Common Stock are still held by TSIH – however, all of these shares of Class A Common Stock have been allocated for issuance pursuant to RSUs that vested on January 2, 2022. The Company has no plans to issue additional equity securities to TSIH. As such, once these remaining shares are issued, it is expected this entity will become dormant going forward.

The Company expects to adopt another equity compensation plan in the near future, but has not yet done so as of the date of this report.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole discretion. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of Class A Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors has granted and reserves the right to grant performance-based equity awards in the future, if the Board of Directors in its sole determination believes such grants would be in our best interests.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in our best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support our long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities:

			Number of				Date Closed
Offering		Date	shares	Class of	Proceeds	Use of	(if Open,
Type	Intermediary	Commenced	issued	Securities	Raised	Proceeds	N/A)
2020 Reg A	SI Securities LLC	5/5/2020	1,264,452	Series A Preferred Stock	$8.4 million	Product development, marketing, and working capital	7/17/2020
2021 Reg D	n/a	3/12/2021	1,301,225	Class A Common Stock	$4.0 million	Product development, marketing, and working capital	6/4/2021
2021 Reg CF	Dalmore Group LLC	8/25/2021	1,137,975	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$4.6 million	Product development, marketing, and working capital	2/18/2022
2021 Reg D	n/a	8/25/2021	240,989	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$1.0 million	Product development, marketing, and working capital	2/1/2022
2021 Reg S	n/a	8/25/2021	56,104	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$0.2 million	Product development, marketing, and working capital	1/7/2022

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (collectively (unless context indicates otherwise) “Trust Stamp”, “We”, or the “Company”) develops and markets identity authentication software solutions for government and enterprise partners and peer-to-peer markets.

Trust Stamp develops proprietary artificial intelligence powered solutions; researching and leveraging cutting edge technology including biometric science, cryptography, and data mining to deliver insightful identity and trust predictions while protecting the user’s privacy and identifying and defending against fraudulent identity attacks. We utilize the cutting-edge power and agility of technologies such as GPU processing, neural networks and edge computing to process data faster and more effectively than has ever previously been possible as well as delivering results at a disruptively low cost for usage across multiple industries, including

●	Banking/FinTech
●	Humanitarian and Development Services
●	Biometrically Secured Email
●	KYC/AML Compliance
●	Government and Law Enforcement
●	P2P Transactions, Social Media, and Sharing Economy
●	Real Estate, Travel and Healthcare

During the year ended December 31, 2021, Trust Stamp continued the diversification of our customer network while maintaining service agreements for our three largest clients, U.S. Immigration and Customs Enforcement (“ICE”), a SP500 bank, and Mastercard, which made up 91% of total revenue during the year ended December 31, 2021 compared to 64% of total revenue during the year ended December 31, 2020. Simultaneously, we increased focus on expanding our marketing efforts in the U.S., U.K., E.U., and Africa to recruit new clients including new vertical engagements with the travel and insurance industries. Our most recent investments include the openings of new offices and the addition of staff in the British Isles, Rwanda, and Malta.

On February 23, 2021, we completed the acquisition of Pixelpin in exchange for $91 thousand of cash. Pixelpin is an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. This acquisition further enhances Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication.

Our investment in business development generated a growing component of Trust Stamp’s revenue during the year ended December 31, 2021 and has led to a number of engagements with significant clients for proof-of-concept deliveries and new product sales, laying a solid foundation to grow future revenue including annual recurring revenue from access and usage fees.

Our Customers and Business

Trust Stamp increased the concentration of non-affiliated clients generating significant revenue from 3 customers in the year ended December 31, 2020 to 6 customers in the year ended December 31, 2021, with further client-revenue growth achieved and anticipated in 2022.

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

In 2021, we pursued the award of a significant contract with the ICE which required an investment in productization, business development and satisfying extensive due diligence processes. The $3,920,764 contract was awarded September 23, 2021 for commencement of services on September 27, 2021. The Company is performing its obligations under this contract as of the date of this report and during the year ended December 31, 2021 recognized $1.7 million in net sales related to this agreement. Alongside the revenue implications of this specific contract, it is believed that a successful execution will lead to extended and additional contracts of the same nature in addition to increasing Trust Stamp’s corporate visibility, reputation, and trust in associated markets.

Trust Stamp continues to expand a robust sales pipeline in the Company’s key markets and the velocity of pipeline growth has increased in 2021. Our pipeline included 55 potential revenue contracts and projects as of December 31, 2021.

During the year ended December 31, 2021, the Company contracted with a third-party software developer to meet the need for additional research and development resources over and above internal resources.

During the year ended December 31, 2021, the cost of those services was the largest single expense other than internal employment costs. We have continued scaling our development team in Malta and have established a new development team in Rwanda. The expansion of our internal development teams has required additional hiring, onboarding, training and equipment costs in 2021 but will going forward allow us to substantially increase the percentage of contracts that are serviced internally with an estimated 60% reduction in our per-hour development costs versus contracted services.

Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access and fraud detection and the creation of tokenized identities to facilitate financial & societal inclusion.

Key Business Measure

In addition to the measures presented in our consolidated financial statements, we use the following key non-GAAP business measure to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with U.S. GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) changes in assets and liabilities, and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our Company and our management, and it will be a focus as we invest in and grow the business.

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

o	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.
o	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
o	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
o	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement to our U.S. GAAP results.

Reconciliation of Net Loss to Adjusted EBITDA

	For the years ended December 31,
	2021	2020
Net loss before taxes	$(9,058,906)	$(10,683,624)
Add: Other expense	159,533	—
Less: Other income	(56,932)	(81,137)
Less: Grant income	(61,601)	(189,507)
Add: Interest expense (income)	39,970	182,794
Add: Warrant expense	—	1,413,273
Add: Stock-based compensation	2,780,639	2,517,555
Add: Impairment of investment in related party	—	962,000
Add: Non-cash expenses for in-kind services	261,794	93,100
Add: Depreciation and amortization	573,755	406,241
Adjusted EBITDA loss (non-GAAP)	$(5,361,748)	$(5,379,305)

Adjusted EBITDA (non-GAAP) loss for the year ended December 31, 2021, decreased by 0.33%, to $5.36 million from $5.38 million for the year ended December 31, 2020. The overall increase/decrease in adjusted EBITDA loss was driven primarily by a $1.40 million increase in gross margin during the year ended December 31, 2021, offset by an increase in selling, general and administrative expenses of $1.94 million during the year ended December 31, 2021. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the year ended December 31, 2021.

Gross sales (non-GAAP)

This discussion includes information about gross sales hat is not prepared in accordance with U.S. GAAP. Gross sales is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Gross sales for the year ended December 31, 2021 increased 40% to $4.0 million compared to $2.9 million for year ended December 31, 2020. The increase of gross sales in the year ended December 31, 2021 is primarily attributable to new sales of $1.7 million generated through the execution of the ICE contract, which is further discussed in the “Key Customer” section of Part 1, Item 1. Due to GAAP requirements, we did not include the third-party costs for web hosting in net sales, but instead, reduced Cost of Services.

	For the year ended December 31,
	2021	2020
Net sales	$3,677,896	$2,648,322
Add back:
Third party costs accrued and rebilled to clients	348,642	224,020

Gross sales (non-GAAP)	$4,026,538	$2,872,342

Financial Highlights (non-GAAP) Three-Months and Year Ended December 31, 2021

Key Business Measures

	For the three-months ended		For the year ended
	December 31, 2021		December 31, 2021
	Amount	Margin	Amount	Margin
Net sales	$2,096,100	100.00%	$3,677,896	100.00%

Growth compared to prior year period	69.71%		38.88%

Loss from operations	$(1,966,840)	(93.83)%	$(8,890,992)	(241.74)%
Adjusted loss from operations (non-GAAP)	(580,179)	(27.68)%	(5,274,804)	(143.42)%
Adjusted free cash flow (non-GAAP)	(1,580,424)	(75.40)%	(7,482,827)	(203.45)%
Net loss	(2,023,781)	(96.55)%	(9,058,906)	(246.31)%
Adjusted EBITDA (non-GAAP)	(612,751)	(29.23)%	(5,361,748)	(145.78)%
Adjusted EBITDA per share, diluted (non-GAAP)	(0.03)		(0.28)
GAAP net loss per share, diluted	(0.10)		(0.48)

Net sales for the three months ended December 31, 2021 made up 56.99% of total net sales recognized for the year ended December 31, 2021. This uptick in the fourth quarter is primarily attributable to $1.68 million of recognized revenue from the new $3.92 million ICE contract entered into in September 2021 with an initial term of 6 months. Further, during the fourth quarter ended December 31, 2021, the percentage of revenue associated with our other Key Business Measures (loss from operations, adjusted free cash flow, net loss, adjusted EBITDA, adjusted EBITDA per share, diluted, and net loss per share, diluted) has significantly decreased when compared to the year ended December 31, 2021. The sharp improvement in these margins is primarily attributable to the cost margins associated with the ICE contract being much lower than those associated with the majority of our other revenue agreements. This is indicative of the Company’s transition to lower cost margin contracts which involve semi-customized solutions versus semi-customized solutions which are implemented using semi-customized existing internal-use software.

Adjusted Loss from Operations and Adjusted Operating Margin

	For the three-months ended	For the year ended
	December 31, 2021	December 31, 2021
Loss from operations	$(1,966,840)	$(8,890,992)
Add: Depreciation and amortization	151,028	573,755
Add: Non-cash expenses for in-kind services	177,930	261,794
Add: Stock-based compensation	1,057,703	2,780,639
Adjusted loss from operations	$(580,179)	$(5,274,804)
Adjusted operating margin	(27.68)%	(143.42)%

Adjusted Free Cash Flow

	For the three-months ended	For the year ended
	December 31, 2021	December 31, 2021
Net cash provided by operating activities	$(1,444,016)	$(6,714,474)
Less: purchases of property, plant and equipment	(316)	(34,217)
Less: acquisition of intangible assets	—	(90,621)
Less: internally developed software	(113,576)	(482,219)
Less: acquisition of patents	(22,516)	(161,296)
Adjusted free cash flow	$(1,580,424)	$(7,482,827)
Adjusted free cash flow margin	(75.40)%	(203.45)%

Adjusted free cash flow margin improved from 203.45% for the year ended December 31, 2021 to 75.40% for the quarter ended December 31, 2021. This improvement is primarily attributable to the margin generated on the new ICE revenue contract, which had services commence during the fourth quarter of 2021. The recognized margin associated with this contract during the fourth quarter was $1.59 million, or 95%, which is significantly higher than our gross margin during the year ended December 31, 2021 of $2.53 million, or 69%.

Adjusted EBITDA

	For the three-months ended	For the year ended
	December 31, 2021	December 31, 2021
Net loss before taxes	$(2,023,781)	$(9,058,906)
Add: Other expense	74,316	159,533
Less: Other income	(46,067)	(56,932)
Less: Grant income	—	(61,601)
Add: Interest expense (income)	(3,880)	39,970
Add: Non-cash expenses for in-kind services	177,930	261,794
Add: Depreciation and amortization	151,028	573,755
Add: Stock-based compensation	1,057,703	2,780,639
Adjusted EBITDA	$(612,751)	$(5,361,748)
Adjusted EBITDA margin	(29.23)%	(145.78)%

Adjusted EBITDA margin improved from 145.78% for the year ended December 31, 2021 to 29.23% for the quarter ended December 31, 2021. This margin improvement is primarily attributable to margin generated on the new ICE revenue contract, which had services commenced during the fourth quarter of 2021.

Adjusted EBITDA per Share, Diluted

	For the three-months ended	For the year ended
	December 31, 2021	December 31, 2021
Adjusted EBITDA	$(612,751)	$(5,361,748)
Weighted average shares of common stock outstanding	19,783,165	18,837,358
Adjusted EBITDA per share, diluted	$(0.03)	$(0.28)

Components of Results of Operations

Net sales

We derive our revenue primarily from professional services. Most of the revenue is derived from the contract with ICE which amounts to $1.7 million for the year ended December 31, 2021.

Cost of services provided

Cost of services provided generally consists of the cost of hosting fees and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services provided.

Further, several projects that were originally in the research and development stage became feasible projects, shifting the allocation of cost from research and development into cost of services provided in the current year as client specific products were implemented using the technologies. This increase of expense allocation is a result of our prior decision to invest more money in research and development in prior periods and our goal of accelerating our product roadmap coming to fruition.

We expect that cost of services provided will increase in absolute dollars as our revenue grows and will vary from period-to-period as a percentage of revenue.

Research and development

Research and development expenses (“R&D”) consist primarily of personnel costs, including salaries and benefits. Personnel costs are allocated to R&D for time spent working on the preliminary project stage and post-implementation maintenance as well as time spent on bug fixes associated with internal-use software activities, front-end application development in which technological feasibility has not been established, and services rendered to customers under funded software-development arrangements.

We plan to continue to invest in personnel to support our research and development efforts. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

Selling, general, and administrative

Selling, general, and administrative (“SG&A”) expenses were generally composed of payroll, legal, and professional fees, including an increase in sales commission expense incurred because of new statements of work.

We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business and enhancing our brand awareness.

Depreciation and amortization

The increase in depreciation and amortization is primarily due to a continued investment in internally developed software which will be used for future productization.

Interest income (expense)

Interest income (expense) consists primarily of interest expense accrued on a promissory notes payable. Additionally, the Company earned interest income in the form of cash back by using its corporate line of credit.

Warrant expense

The warrant expense relates to the warrants issued during the periods presented. For more information on warrants, see Issuances of Equity, Notes, Warrants and SAFEs section below in the document.

Impairment of investment in related party

The impairment of investment in related party relates to Emergent wherein we were informed in April 2021 that Emergent wound up and ceased operations in December 2020 therefore, the investment was written off as a non-operating expense. We note that all purchase orders related to Emergent were fully delivered prior to it winding up and no further obligation to them exists.

Grant income

The Company had grant income primarily related to Trust Stamp Malta’s agreements with Republic of Malta. During July 2020, the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta. The Company was required to provide an initial capital amount of €50 thousand euros, which is matched with a €50 thousand grant.

Other income

Other income is mainly driven by miscellaneous income earned that is unrelated to the main focus of the Company’s business.

Other expense

Other expense is mainly driven by the fact that the Company operates in multiple countries, including the U.K., Malta, and Rwanda, and as such, has certain exchange rate gains and losses associated with converting the foreign currency activity to the Company’s reporting currency, USD.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for the years ended December 31, 2021 and 2020:

	For the years ended December 31
	2021	2020
Net sales (1)	$3,677,896	$2,648,322
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	1,151,057	1,520,297
Research and development	2,529,501	2,742,349
Selling, general, and administrative	8,314,575	6,375,637
Depreciation and amortization	573,755	406,240
Total Operating Expenses	12,568,888	11,044,523
Operating Loss	(8,890,992)	(8,396,201)
Non-Operating Income (Expense):
Interest income (expense)	(39,970)	(182,794)
Change in fair value of warrant liability	(86,944)	—
Warrant expense	—	(1,413,273)
Impairment of investment in related party	—	(962,000)
Grant income	61,601	189,507
Other income	56,932	81,137
Other expense	(159,533)	—
Total Other Expense, Net	(167,914)	(2,287,423)
Net Loss before Taxes	(9,058,906)	(10,683,624)
Income tax expense	—	—
Net loss including noncontrolling interest	(9,058,906)	(10,683,624)
Net loss attributable to noncontrolling interest	(1,743)	(63)
Net loss attributable to T Stamp Inc.	$(9,057,163)	$(10,683,561)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.48)	$(0.90)
Weighted-average shares used to compute basic and diluted net loss per share	18,837,358	11,817,775

(1)	Includes related party sales of $0 and $905 thousand for the years ended December 31, 2021 and 2020, respectively.

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	For the years ended December 31,
	2021	2020
Net sales	100%	100%
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	31	57
Research and development	69	104
Selling, general, and administrative	226	241
Depreciation and amortization	16	15
Total Operating Expenses	342	417
Operating Loss	(242)	(317)
Non-Operating Income (Expense):
Interest income (expense)	(1)	(7)
Change in fair value of warrant liability	(2)	—
Warrant expense	—	(53)
Impairment of investment in related party	—	(36)
Grant income	2	7
Other income	2	3
Other expense	(4)	—
Total Other Expense, Net	(5)	(86)
Net Loss before Taxes	(246)	(403)
Income tax expense	—	—
Net Loss	(246)%	(403)%

Net sales

	For the years ended December 31,
	2021	2020	$Change	% Change
Net sales	$3,677,896	$2,648,322	$1,029,574	38.9%

Net sales increased by $1.03 million, or 38.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven by revenue contracts executed by newly acquired and existing customers. Total net sales from new revenue contracts signed in 2021 produced $2.51 million, consisting of  $1.68 million from ICE, $211 thousand from an SP500 bank, a statement of work (“SOW”) from Mastercard for $334 thousand, $224 thousand from FIS, and the remaining $61 thousand from various other new SOW.

Additionally, the Company saw large increases in revenue from SOW that existed in 2020, specifically a 400% increase from an SOW with an SP500 bank, and SOW 6 and 10 with Mastercard that increased by 33.33% and 50.00%, respectively. Finally, and most notably, during the third quarter 2021, the Company executed a 6-month, $3.92 million revenue contract with ICE, which launched in the fourth quarter of 2021 and provides six monthly payments of $653 thousand until its completion on March 27, 2022.

Cost of services provided

	For the years ended December 31,
	2021	2020	$Change	% Change
Cost of services provided	$1,151,057	$1,520,297	$(369,240)	(24.3)%

Cost of services provided (“COS”) decreased by $369 thousand, or 24.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by the completion of a contract with Emergent Technology Holdings (“Emergent”) in the year ended December 31, 2020, which accounted for $781 thousand or 51.35% of COS for the year ended December 31, 2020. The reduction of year-over-year (“YOY”) COS, due to the completion of the Emergent contract, was offset in 2021 by a 55.6% increase in COS related to new and existing customer implementations.

During the year ended December 31, 2021, gross profit increased by 124.0% or $1.40 million from $1.13 million for the year ended December 31, 2020 to $2.53 million for the year ended December 31, 2021. Gross margins improved by 26.1% from 42.6% for the year ended December 31, 2020 to 68.7% for the year ended December 31, 2021.

This considerable improvement in gross profit and margin is a result of the Company’s revenue mix transition. Historically, revenue contracts consisted mostly of services-based SOW to build fully customized solutions, which as a result, funded the development of the Company’s internal-use software or microservices. These microservices can be arranged in various ways to deliver semi-customizable solutions for many customers over time. As the Company transitions its revenue mix from fully-custom to semi-custom solutions, using its existing technology, margins improve dramatically as there is a relatively nominal cost to implementing existing technology, which is currently evident in the gross profit margin of the ICE revenue contract. Additionally, during the year ended December 31, 2021, the ICE revenue contract enjoyed even higher margins than expected due to certain performance obligations that were not fulfilled as of December 31, 2021. The Company anticipates it will incur higher costs in fiscal year 2022 related to other performance obligations under the ICE contract not yet delivered as of December 31, 2021, therefore, the ICE revenue contract is expected to experience lower margins in the first quarter of 2022.

Research and development

	For the years ended December 31,
	2021	2020	$Change	% Change
Research and development	$2,529,501	$2,742,349	$(212,848)	(7.8)%

Research and development expense decreased by $213 thousand, or 7.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is driven by the $1.00 million in non-cash equity compensation that was awarded to R&D team members for 2019 services and vested on December 8th, 2020 upon the Company’s public listing on Euronext Growth Exchange. This one-off award caused an unusual spike in R&D expenses for 2020. The 2021 R&D expense increases that offset the YOY variance due to the 2019 award spike were driven by the Company’s continued investment in R&D mostly by ramping up headcount during the fiscal years 2020 and 2021. In 2021, the Company’s R&D subsidiary, Trust Stamp Malta Limited, grew its headcount from 23 to 40 full-time equivalents (“FTE”). Additionally, the Company opened its African R&D center, Trust Stamp Rwanda Limited in Rwanda, staffing 11 FTE by the end of 2021. Finally, the Company added 3 new technical staff members in the US to service the ICE contract.

Selling, general, and administrative

	For the years ended December 31,
	2021	2020	$Change	% Change
Selling, general, and administrative	$8,314,575	$6,375,637	$1,938,938	30.4%

Selling, general and administrative expense increased by $1.94 million, or 30.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is driven mostly by the 64.9% growth in team member headcount and associated overhead for 57 to 94 FTE. Similarly, the addition of new personnel resulted in an increase of $808 thousand in non-cash, stock-based compensation which accounted for 41.7% of the increase. YOY stock-based compensation was driven, in part, by the Company’s stock price input which is used in accounting estimates to determine the non-cash expense for equity contracts. As the Company’s stock price increased from $1.56 to $4.00 YOY, the associated expense increased exponentially.

Depreciation and amortization

	For the years ended December 31,
	2021	2020	$Change	% Change
Depreciation and amortization	$573,755	$406,240	$167,515	41.2%

Depreciation and amortization expense increased by $168 thousand, or 41.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to depreciation and amortization charged amounting to $67 thousand for the year ended December 31, 2021 on assets purchased in Malta to establish research and development center as compared to depreciation and amortization amounting to $9 thousand for the year ended December 31, 2020. The increase is further attributable to three new patent issuances during the year ended December 31, 2021 which resulted in $34 thousand in additional amortization.

Interest income (expense)

	For the years ended December 31,
	2021	2020	$Change	% Change
Interest income (expense)	$(39,970)	$(182,794)	$142,824	(78.1)%

Interest expense decreased by $143 thousand, or 78.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily attributable to conversion of the SixThirty Cyberfund note in June 2020 which produced a one time beneficial conversion expense of $100 thousand. Additionally, Company paid off its promissory note entered with Second Century Ventures (“SCV”) in April 2021.

Change in fair value of warrant liability

	For the years ended December 31,
	2021	2020	$Change	% Change
Change in fair value of warrant liability	$(86,944)	$—	$(86,944)	—

The Company recognized a change in fair value of warrant liability for the year ended December 31, 2021 of $87 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 8 of this report.

Warrant expense

	For the years ended December 31,
	2021	2020	$Change	% Change
Warrant expense	$—	$1,413,273	$(1,413,273)	—%

Warrant expense for the year ended December 31, 2021 is due to sale of warrants to SCV which resulted in a one time non-cash warrant expense of $1.41 million as described below in the “Liquidity and Capital Resources” section of this report.

Impairment of investment in related party

	For the years ended December 31,
	2021	2020	$Change	% Change
Impairment of investment in related party	$—	$(962,000)	$962,000	—%

Impairment of investment in related party during the year ended December 31, 2020 relates to impairment of investment in Emergent Technology Holdings LLP made by the Company in July 2019 by purchasing 9.62 Class A units from shareholder of the Company in exchange for 2,235,575 shares of Class A Shares of Common Stock in the Company. See Note 16, “Investment in Related Party”, to the financial statements included under Item 8 of this report.

Grant income

	For the years ended December 31,
	2021	2020	$Change	% Change
Grant income	$61,601	$189,507	$(127,906)	(67.5)%

Grant income decreased by $128 thousand, or 67.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Grant income for both 2020 and 2021 relate to the Business Development and Continuity Scheme grant with the Malta Enterprise for €200 thousand. The grant proceeds were received over a 2 year period and converted from EUR to USD for a total of $251 thousand, of which $189 thousand was received in the year ended December 31, 2020 and the balance of $62 thousand was received in the year ended December 31, 2021.

Other income

	For the years ended December 31,
	2021	2020	$Change	% Change
Other income	$56,932	$81,137	$(24,205)	(29.8)%

Other income decreased by $24 thousand, or 29.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, which is primarily due to there being no realized foreign currency gains during the year ended December 31, 2021.

Other expense

	For the years ended December 31,
	2021	2020	$Change	% Change
Other expense	$(159,533)	$—	$(159,533)	—

Other expense increased by $160 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to realized losses related to the fluctuation in foreign currency balances and other miscellaneous non-operating expenses.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had approximately $3.48 million and $1.47 million cash in our banking accounts, respectively, with total current assets of $5.76 million and $2.08 million, respectively. The increase in current assets is mostly due to the timing of capital expenditures and fundraising cycles. During the year ended December 31, 2021, the Company spent considerable resources to launch a round of funding that, by year-end, raised approximately $5.50 million under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing. See below for more details on these offerings.

Also, we have experienced a decrease in current liabilities of 2.10%. As of December 31, 2021, our current liabilities totaled $2.40 million, as compared to $2.45 million at December 31, 2020. This difference is primarily attributable to changes in timing of deferred revenue and customer deposit liabilities coupled with the payoff of nonconvertible notes payable during the year ended December 31, 2021. In both periods, there are timing related variances in revenue recognition that resulted in more deferred revenue and customer deposit liabilities recorded as of December 31, 2021 than the deferred revenue [0]and customer deposit liabilities recorded as of December 31, 2020. Various statements of work that existed as deferred revenue and customer deposit liabilities as of December 31, 2020 subsequently were recognized during the year ended December 31, 2021. Additionally, the Company had a reduction in our current debt due to the payoff of our venture loan to SCV in April 2021 as well as a decrease in our payable accounts due to the drop in third-party developer billings. As a result of the foregoing, as of December 31, 2021, the Company had a positive working capital balance of $3.36 million, and an accumulated deficit of $27.21 million.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150,000 in 2020 and will receive minimum total fees of $200,000 in 2021, $250,000 in 2022, rising by 15% in each subsequent year beginning in 2023 with a cap of $1.0 million. As such, we expect this to be a steady source of revenue for the Company going forward. The Company has recognized $200 thousand of the software license agreement fees for the year ended December 31, 2021. Trust Stamp received confirmation on September 17, 2021 that this license agreement has been extended through 2022.

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

On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D, and Regulation S. The Company initially sought to raise up to $5.00 million in aggregate between the three offerings through the sale of units, but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. We raised a final total of $4,551,900 in gross proceeds from the issuance of 1,137,975 Regulation CF units to investors in this offering.

On January 7, 2022, we closed the public portion of the Regulation D offering. We raised a final total of $863,956 in gross proceeds from the issuance of 215,989 Regulation D units to investors in this offering. We conducted an additional close on February 2, 2022, receiving gross proceeds of $100,000 and issuing 25,000 Regulation D units to that investor.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S units to investors in this offering.

On September 23, 2021, the Company was awarded a $3,920,764 contract with ICE. A copy of this agreement is filed as Exhibit 10.12 to this report. Alongside the revenue implications of this specific contract, it is believed that a successful execution will lead to extended and additional contracts of the same nature with ICE.

On December 21, 2021, REach® executed a Notice of Exercise for its warrants to purchase 400,641 shares of Class A Common Stock at an exercise price of $0.1664 per share for a total purchase price of $67 thousand.

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.60 per share for a total purchase price of $3.3 million.

The Company believes that revenues from its existing clients, without any new contracts (i.e. a renewal of the ICE contract described above) or proceeds from the Company’s current capital raising efforts, will provide it with adequate amounts of cash to meet the Company’s needs in the short-term (i.e., the next 12 months) and in the long-term (i.e., beyond the next 12 months).

The Company expects that human resources costs – i.e., compensation for new and existing officers, directors, and employees – will be the largest material cash obligation for the Company within the next 12 months, with projected human resources costs totaling approximately $750,000 per month. The Company believes, as described above, cash on hand combined with revenues from its existing operations will be sufficient to cover these costs, and that any funds from new client contracts or offerings would provide additional operational capacity for the Company going forward.

Issuances of Equity, Notes, Warrants and SAFEs

Series A Preferred Stock offering. On July 17, 2020, we closed our Series A Preferred Stock offering, which utilized Regulation A under the Securities Act of 1933 and was qualified by the Securities and Exchange Commission (“SEC”) on May 5, 2020. The offering involved sales through a combination of private placements, including through issuance of convertible notes, and investments through the SeedInvest platform. We issued through a conversion of convertible instruments or sold a total of 1,264,452 shares of Series A Preferred Stock at an offering price of $7.79 per share. Gross proceeds raised from this offering were $8.4 million in total and offering costs were $1 million resulting in net cash proceeds of $7.4 million.

As part of this offering, two buyers were also able to purchase shares of Class A Shares of Common Stock for $0.01 per share while paying a price of $7.79 per share for Series A Preferred Stock for a total purchase price of $475 thousand. As a result, the proceeds were allocated between the Series A Preferred Stock and common shares on a relative fair value basis resulting in the recognition of $366 thousand as Series A Preferred Stock and $109 thousand to Class A Common Stock. Gross and net proceeds disclosed above have been adjusted for this allocation.

In addition to the gross cash proceeds above, as part of the Series A Preferred Stock raise, the Company also reserved common shares for stock options and restricted stock awards granted to employees in 2020 with a grant date fair value of $631 thousand, we exchanged $400 thousand of common shares for a portion of the outstanding Emergent SAFE as discussed in Note 5 to the financial statements included under Item 8 of this report, and we sold warrants for Class A Shares of Common Stock for in exchange for the extinguishment of a SAFE for $125 thousand, $300 thousand in cash and $300 thousand in prepaid sponsorship value for an accelerator program which is further discussed below.

As of September 8, 2020, the Company and most of the Series A Preferred Stockholders voted to convert all Series A Preferred Stock to shares of Class A Common Stock, and it was effective on that date.

Regulation D Common Stock offering. See more information on Regulation D fundraising in Liquidity and Capital Resources disclosure above.

Convertible Notes. On December 16, 2016, we entered a convertible promissory note with an investor in which we received $100 thousand through the issuance of the convertible promissory note and a warrant to purchase $50 thousand of Class A Shares of Common Stock. The principal, together with all accrued and unpaid interest, was initially due on December 16, 2018 and was not pre- payable unless there is a change in control. An extension was granted by the investor to extend the maturity date to June 30, 2020. The convertible notes included several conversion terms, including one around qualified financing where if our next financing occurred on or before the maturity date, and we raised $2 million or more in case, the note would be converted into preferred stock. The qualified financing term was triggered for this convertible note payable when $2 million was raised prior June 30, 2020 as discussed above. Therefore, this convertible note, along with all accrued interest, totaling $118 thousand was converted to 68,203 shares of Series A Preferred Stock, considering the valuation cap, and is no longer reflected as outstanding as of December 31, 2020.

On December 3, 2019, we entered a convertible promissory note with a customer in which they received $700 thousand. All unpaid principal and accrued interest were due on December 31, 2020 (i.e. the maturity date). However, in the event that the note was not converted into equity securities of the Company, the maturity date would be extended to December 31, 2025. The convertible note included several conversion terms, including one around qualified financing where if we issued and sold shares of our preferred stock for aggregate gross proceeds of at least $3 million (including this Note but excluding all proceeds from the incurrence of all other prior indebtedness that is converted into such preferred stock, or otherwise cancelled in consideration for the issuance of such preferred stock) with the principal purpose of raising capital, the note would be converted into preferred stock. The qualified financing term was triggered for this convertible note payable as $3 million was raised prior June 30, 2020 as discussed above. Therefore, the convertible note was converted to 89,859 shares of Series A Preferred Stock and is no longer reflected as outstanding as of December 31, 2020.

During 2020, we issued $45 thousand in convertible debt to the advisor. As of December 31, 2020, we had converted the $45 thousand in convertible debt to Series Preferred Stock at a value of $7.79 per share, and ultimately into Common Stock on December 8, 2020.

Non-Convertible Promissory Notes Payable. On April 22, 2020, the Company entered into a promissory note for $350 thousand with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345 thousand after issuance costs. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable was due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement. The note accrued interest at a rate of 8% per annum, compounded monthly. The note was repaid in a timely manner.

With the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase Class A Shares of Common Stock of the Company with SCV. The warrant agreement issued SCV a warrant to purchase 75,000 shares at a strike price of $0.002 per share through April 22, 2021. At the expiration of the warrant agreement the warrants will be automatically exercised if the fair market value of the exercise shares exceeds the exercise price. If at any time during the term the fair market value of the exercise shares exceeds five times the exercise price the Company shall provide SCV written notice and SCV may elect to exercise the warrant. If at any time during the term of the warrant agreement any portion of the Class A Shares of Common Stock are converted to other securities the warrants shall become immediately exercisable for that number of shares of the other securities that would have been received if the warrant agreement had been exercised in full prior to the conversion and the exercise price shall be adjusted. We determined that the appropriate classification of this warrant was as an equity instrument that will not be subject to fair value remeasurement going forward.

As the promissory notes issued included equity classified warrants issued, U.S. GAAP requires that the proceeds from the sale of debt instruments with a separate equity instrument be allocated to the two elements based upon the relative fair values of the debt instrument without the warrant and of the warrant itself at the time of issuance. The portion of the proceeds allocated to the Class A Shares of Common Stock shall be accounted for within stockholders’ equity as additional paid-in capital and recorded as a debt discount and be charged to interest expense over the life of the convertible notes. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. The value of the promissory note was allocated on a relative fair value basis between the note and the warrants. This allocation based upon relative fair values of the promissory note and warrant resulted in an amount of $88 thousand being allocated to the equity warrants and $262 thousand being allocated to the promissory notes, resulting in the same amount representing a discount to the promissory note. Accretion expense of $62 thousand was recorded and interest payable of $20 thousand was accrued related to these notes during the year ended December 31, 2020.

On June 11, 2020 we entered into an agreement with Emergent, as described below, whereby their SAFE would be extinguished in exchange for several forms of consideration. As part of that agreement, one form of consideration is that the Company issued promissory notes to Emergent in the amount of $387 thousand which is due in two tranches in August and September 2020. No interest is due and payable under these notes if we pay by the maturity dates previously described. We paid within the maturity date.

Warrants. In January 2020, the Company has issued to an investor a warrant to purchase 932,210 shares of the Company’s Class A Shares of Common Stock at an exercise of $1.60 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with an agreed value of $125 thousand. See Note 4 to the financial statements included under Item 8 of this report for the reduction in SAFE liability for this amount. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

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

The fair value of the two warrants above issued in January 2020 was estimated on the date of grant using the Black-Scholes-Merton model and was valued using the following assumptions: fair value of Class A Shares of Common Stock of $1.56, exercise price of $1.60 risk free interest rate of 1.58%, dividend yield of 0%, expected volatility of 44%, and contractual term of two years. The total fair value of these warrants was determined to be $2.1 million and is recorded in the consolidated statement of stockholders’ equity (deficit). Thus, fair value is $1.4 million in excess of the total consideration received for the warrants of $725 thousand. This amount is expensed within the consolidated statement of operation.

Emergent and Tripartite Agreement

The Company and Emergent entered into a SAFE in which Emergent obtained the right to shares of the Company’s stock (purchase amount of $2.1 million and valuation cap of $20 million) that would be exercised upon a qualified equity financing. A put option also exists in this agreement in which at the earlier of 18 months from the agreement date and the date on which the Company has raised more than $7 million of qualified equity financing, Emergent may require repayment of the unrepaid element of the purchase amount and the Company would be required to make such repayment.

On February 4, 2020, the Company entered into a tripartite agreement with Emergent and 10Clouds whereby:

●	The Company received a Purchase Order from Emergent in which Emergent requested $300 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. The intention of these services is to reduce the Emergent SAFE amount owed by the Company.
●	The Company will enter into statements of work with 10Clouds for appropriate sub-contract work under the Purchase Order.
●	The Company issued an additional SAFE to 10Clouds for $200 thousand subject to an absolute right for the Company at its option to redeem that $200 thousand for cash or settle it through the conversion to Series A preferred stock.
●	Emergent reduces the balance due on the Emergent SAFE by $500 thousand with immediate effect and asserts the outstanding balance to be $1.6 million.
●	On June 11, 2020, the Company entered into additional agreement with Emergent whereby:
●	Emergent will issue an irrevocable Purchase Order for $500 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. We subsequently entered into an SOW with 10Clouds for $500 thousand to provide the requested services.
●	Emergent forgave $104 thousand of the value of the SAFE to represent expected profit margin for the $500 thousand worth of services described above.
●	The Company issued $400 thousand of Class A Shares of Common Stock to Emergent’s designated assignees at a price of $1.56 per share (256,740 shares). This has been reflected in the statement of stockholders’ equity as of September 30, 2020.
●	The Company paid Emergent $220 thousand and this has been reflected in the statement of cashflows.
●	The Company entered into a promissory note with Emergent for $387 thousand payable which has been paid and reflected in the statement of cashflows.

The intention of the above services and transactions is to wholly settle the SAFE and as of December 31, 2020, the Emergent SAFE was extinguished in full. The Company converted the $200 thousand SAFE note into 25,674 shares of Series A Preferred Stock which was subsequently converted to Class A Shares of Common Stock on September 8, 2020 along with all shares of Series A Preferred Stock.

Regulation A Warrant Offering. On January 26, 2022, the Company commenced an offering pursuant to Regulation A in which it qualified for issuance 1,435,068 shares of our Class A Common Stock that may be issued upon exercise of the warrants of the Company issued in the Company’s Regulation Crowdfunding offering (the “Reg CF Warrants”), the Company’s Regulation D offering (the “Reg D Warrants”), and the Company’s Regulation S offering (the “Reg S Warrants”). The Reg CF Warrants, Reg D Warrants, and Reg S Warrants are exercisable into Class A Common Stock of our Company at an exercise price of $4.00 per share, for maximum gross proceeds of $5,740,272. As of the date of this report, the Company has received $57 thousand in proceeds from the exercise of 14,250 warrants in this offering.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
Net cash flows from operating activities	$(6,714,474)	$(4,482,670)
Net cash flows from investing activities	$(768,353)	$(512,165)
Net cash flows from financing activities	$9,349,770	$6,087,893

Operating Activities

Net cash used in operating activities of $6.71 million for the year ended December 31, 2021 was primarily related to net loss of $9.06 million and changes in net operating assets and liabilities of $1.36 million which is offset by non-cash charges of $2.78 million related to stock based compensation and $574 thousand related to depreciation and amortization expense. The net change in operating assets and liabilities were primarily due to an increase in accounts receivable of $1.14 million, increase in prepaid expenses and other current assets of $538 thousand, increase in accounts payable and accrued expenses of $177 thousand, an increase in deferred revenue of $34 thousand, and an increase in customer deposit liabilities of $280 thousand.

Net cash used in operating activities of $4.48 million for the year ended December 31, 2020 was primarily related to net loss of $10.68 million and change in net operating and assets and liabilities of $1.3 million which is offset by non-cash charges of $2.52 million related to stock based compensation, depreciation and amortization expense of $406 thousand, noncash warrant expense of $1.41 million, non-cash revenue related to Emergent termination of $904 thousand, and the write off of investment in Emergent amounting to $962 thousand. The net change in operating assets and liabilities were primarily due to an increase in other assets of $151 thousand, increase in accounts payable and accrued expenses of $985 thousand, increase in related party payables of $250 thousand and an increase in deferred revenue of $328 thousand.

Investing Activities

Net cash used in investing activities of $768 thousand for the year ended December 31, 2021 was related to amount capitalized for internal developed software of $482 thousand, cost related to patent application of $161 thousand, acquisition of Pixelpin intangible assets of $91 thousand, and purchases of property and equipment of $34 thousand.

Net cash used in investing activities of $512 thousand for the year ended December 31, 2020 was related to amount capitalized for internal developed software of $360 thousand, cost related to patent application of $22 thousand and purchase of property and equipment of $130 thousand.

Financing Activities

Net cash provided by financing activities of $9.35 million for the year ended December 31, 2021 was primarily related to proceeds from issuance of common stock for $8.76 million, soft loan and grant proceeds from the government of Malta of $856 thousand, and the repayment of the promissory note payable with SCV of $344 thousand.

Net cash provided by financing activities of $6.09 million for the year ended December 31, 2020 was primarily related to proceeds from issuance of Series A preferred stock of $6.80 million, proceeds from issuance of common stock of $264 thousand, proceeds from issuance of Series A preferred stock warrants of $300 thousand, proceeds from debt of $345 thousand which was offset by issuance cost of $1.00 million and repayment of SAFE note of $607 thousand.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits with a loss in the year ended December 31, 2021 of $9.06 million, operating cash outflows of $6.71 million for the same period, and an accumulated deficit of $27.21 million as of December 31, 2021.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raise as discussed in Note 17 to the financial statements included under Item 8, we believe that we have sufficient liquidity to support the planned operations of our business for twelve months from the date these financials are issued.

Commitments and Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2021:

	Payments Due by Period
			Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$577,471	$370,493	$143,152	$63,826
Purchase obligations	—	—	—	—

Total contractual obligations	$577,471	$370,493	$143,152	$63,826

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

We did not have, during the years ended December 31, 2021 and 2020, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Critical Accounting Policies and Estimates

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

Capitalized Internal-Use Software, Net

Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. The Company capitalizes eligible costs to develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. These costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Costs incurred during the preliminary project stage and during the post implementation operational stage are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

Revenue Recognition

The Company derives its revenue primarily from professional services. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

During the year ended December 31, 2021, the Company entered into a significant contract with ICE that contained multiple performance obligations, including software application development, phones, and services to assist ICE. The Company allocates the transaction price for this contract based on the stand-alone selling price of each performance obligation. The Company uses the expected cost-plus margin approach for determining the stand-alone selling prices of the phones and services to assist ICE, as this is believed to be the most accurate method of allocating the transaction price to these performance obligations, maximizing the use of observable inputs. As the Company does not have a similar software application that has been sold to another customer, the Company uses the residual approach for determining the stand-alone selling price of the software application development by subtracting the sum of the stand-alone selling prices for the phones and services to assist ICE from the total transaction price.

Contract Balances

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.

Costs to Obtain and Fulfill Contracts

Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented. The Company recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. Costs to fulfill contracts were not material in the periods presented.

Remaining Performance Obligation

Our remaining performance obligations are comprised of product and services revenue not yet delivered.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each option grant is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for grants and restricted stock units. The calculated fair value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method.

Income Taxes

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

Simple Agreements for Future Equity (“SAFEs”)

The Company has issued several SAFEs in exchange for cash financing. These funds were classified as long-term liabilities The Company accounted for its SAFEs as liability derivatives under ASC 815, Derivatives and Hedging. If any changes in the fair value of the SAFEs occurred, the Company would have recorded such changes through earnings, under the guidance prescribed by ASC 825-10.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1 to the financial statements included under Item 8. Description of Business and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

T Stamp Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T Stamp Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S.”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter Regarding Liquidity

As discussed in Note 1 to the consolidated financial statements, the Company has not yet generated profits and has recorded a loss of $9.1 million for the year ended December 31, 2021, operating cash outflows of $6.7 million for the year ended December 31, 2021, and an accumulated deficit of $27.2 million as of December 31, 2021. Management’s evaluation of the conditions and management’s plans to mitigate these conditions are also described in Note 1. Our opinion is not modified with respect to this matter.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia

April 6, 2022

T STAMP INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,475,695	$1,469,952
Accounts receivable	1,278,286	140,853
Related party receivables	13,648	14,505
Prepaid expenses and other current assets	996,602	458,995
Total Current Assets	5,764,231	2,084,305
Capitalized internal-use software, net	1,160,044	1,131,484
Goodwill	1,248,664	1,248,664
Intangible assets, net	201,807	22,382
Property and equipment, net	111,768	127,975
Other assets	178,140	197,956
Total Assets	$8,664,654	$4,812,766
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$304,140	$380,525
Related party payables	252,773	448,305
Accrued expenses	1,059,532	809,203
Nonconvertible notes plus accrued interest of $- and $19,730, less discount of $- and $25,511, respectively	—	344,219
Deferred revenue	503,433	469,105
Customer deposit liabilities	280,108	—
Total Current Liabilities	2,399,986	2,451,357

Warrant liabilities	374,694	287,750
Non-convertible notes plus accrued interest of $12,252 and $-, respectively	856,258	—
Total Liabilities	3,630,938	2,739,107

Commitments and Contingencies, Note 14

Stockholders' Equity:
Series A Preferred Stock $.01 par value, 2,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock $.01 par value, 37,500,000 shares authorized, 20,475,143 and 17,695,985 shares issued and outstanding at December 31, 2021 and 2020, respectively	204,751	176,965
Treasury stock, at cost: 282,565 shares held as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	31,822,079	20,306,496
Noncontrolling interest	161,439	163,182
Stockholders' notes receivable	(130,267)	(467,061)
Accumulated other comprehensive income	183,900	45,100
Accumulated deficit	(27,208,186)	(18,151,023)
Total Stockholders' Equity	5,033,716	2,073,659
Total Liabilities and Stockholders' Equity	$8,664,654	$4,812,766

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020
Net sales (including related party sales of $0 and $904,777, respectively)	$3,677,896	$2,648,322
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	1,151,057	1,520,297
Research and development	2,529,501	2,742,349
Selling, general, and administrative	8,314,575	6,375,637
Depreciation and amortization	573,755	406,240
Total Operating Expenses	12,568,888	11,044,523
Operating Loss	(8,890,992)	(8,396,201)
Non-Operating Income (Expense):
Interest income (expense)	(39,970)	(182,794)
Change in fair value of warrant liability	(86,944)	—
Warrant expense	—	(1,413,273)
Impairment of investment in related party	—	(962,000)
Grant income	61,601	189,507
Other income	56,932	81,137
Other expense	(159,533)	—
Total Other Expense, Net	(167,914)	(2,287,423)
Net Loss before Taxes	(9,058,906)	(10,683,624)
Income tax expense	—	—
Net loss including noncontrolling interest	(9,058,906)	(10,683,624)
Net loss attributable to noncontrolling interest	(1,743)	(63)
Net loss attributable to T Stamp Inc.	$(9,057,163)	$(10,683,561)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.48)	$(0.90)
Weighted-average shares used to compute basic and diluted net loss per share	18,837,358	11,817,755

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020
Net loss including noncontrolling interest	$(9,058,906)	$(10,683,624)
Other Comprehensive Income:
Foreign currency translation adjustments	138,800	45,133
Total Other Comprehensive Income	138,800	45,133
Comprehensive loss	(8,920,106)	(10,638,491)
Comprehensive loss attributable to noncontrolling interest	(1,743)	(63)
Comprehensive loss attributable to T Stamp Inc.	$(8,918,363)	$(10,638,428)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

										Accumulated
	Series A				Additional				Stockholders'	Other
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income/(Loss)	Deficit	Total
Balance, January 1, 2020	186,137	1,450,000	9,624,975	96,250	6,074,054	1,602,565	—	163,245	(225,000)	(33)	(7,467,462)	91,054
Issuance of preferred Series A warrants	—	—	—	—	2,138,273	—	—	—	—	—	—	2,138,273
Issuance of common warrants	—	—	—	—	88,000	—	—	—	—	—	—	88,000
Issuance of common stock	—	—	542,205	5,422	829,571	(113,455)	—	—	—	—	—	834,993
Conversion of notes and SAFE to Series A preferred stock	189,576	1,062,986	—	—	100,000	—	—	—	—	—	—	1,162,986
Issuance of Series A preferred stock, net of issuance costs	888,739	5,786,189	—	—	—	—	—	—	—	—	—	5,786,189
Conversion of Series A preferred stock to common stock	(1,264,452)	(8,299,175)	6,322,260	63,223	8,235,952	—	—	—	—	—	—	—
Issuance of stock options to current shareholders	—	—	—	—	878,510	—	—	—	(335,161)	—	—	543,349
Stock-based compensation	—	—	1,206,545	12,070	1,962,136	(1,206,545)	—	—	—	—	—	1,974,206
Repayment of shareholder loan through in-kind services	—	—	—	—	—	—	—	—	93,100	—	—	93,100
Currency translation adjustment	—	—	—	—	—	—	—	—	—	45,133	—	45,133
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(63)	—	—	—	(63)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(10,683,561)	(10,683,561)
Balance, December 31, 2020	—	—	17,695,985	176,965	20,306,496	282,565	—	163,182	(467,061)	45,100	(18,151,023)	2,073,659
Exercise of warrants to common stock	—	—	75,000	150								150
Issuance of common stock	—	—	2,704,158	27,636	7,605,409	—	—	—	—	—	—	7,633,045
Issuance of warrants	—	—	—	—	1,129,535	—	—	—	—	—	—	1,129,535
Repayment of shareholders loan	—	—	—	—	—	—	—	—	75,000	—	—	75,000
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	—	—	261,794	—	—	261,794
Stock-based compensation	—	—	—	—	2,780,639	—	—	—	—	—	—	2,780,639
Currency translation adjustment	—	—	—	—	—	—	—	—	—	138,800	—	138,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,743)	—	—	—	(1,743)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	—	—	(9,057,163)	(9,057,163)
Balance, December 31, 2021	—	—	20,475,143	204,751	31,822,079	282,565	—	161,439	(130,267)	183,900	(27,208,186)	5,033,716

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
	2021		2020
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.		$(9,057,163)	$(10,683,561)
Net loss attributable to noncontrolling interest		(1,743)	(63)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization		573,755	406,240
Noncash payment to Euronext advisor		—	155,800
Noncash payment to Ridgegrowth		—	47,672
Stock-based compensation		2,780,639	2,517,555
Change in fair value of warrant liability		86,944	—
Noncash warrant expense		—	1,413,273
Noncash interest expense		—	185,599
Noncash revenue related to Emergent termination		—	(904,777)
Repayment of shareholder loans through in-kind services		261,794	93,100
Write off of investment in Emergent		—	962,000
Changes in assets and liabilities:
Accounts receivable		(1,137,433)	(53,094)
Related party receivables		857	1,817
Prepaid expenses and other current assets		(537,607)	(36,305)
Other assets		19,816	(150,946)
Accounts payable and accrued expenses		176,764	985,353
Related party payables		(195,532)	249,562
Deferred revenue		34,328	328,105
Customer deposit liabilities		280,108	—
Net cash flows from operating activities		(6,714,473)	(4,482,670)

Cash flows from investing activities:
Purchases of property and equipment		(34,217)	(130,128)
Capitalized internally developed software costs		(482,219)	(359,919)
Acquisition of Pixelpin intangible asset		(90,621)	—
Patent application costs		(161,296)	(22,118)
Net cash flows from investing activities		(768,353)	(512,165)
Cash flows from financing activities:
Proceeds from issuance of common stock		7,633,045	263,877
Proceeds from issuance of common stock warrant		1,129,535	—
Proceeds from exercise of warrants to common stock		150	—
Proceeds from loan from Maltese government		856,258	—
Repayment of debt		(344,219)	—
Proceeds from repayment of shareholder loan		75,000
Proceeds from issuance of Series A Preferred Stock		—	6,789,303
Issuance costs of Series A Preferred Stock		—	(1,003,111)
Proceeds from issuance of Series A Preferred Stock warrants		—	300,000
Proceeds from debt, net of issuance cost		—	345,000
Repayment of SAFE note		—	(607,176)
Net cash flows from financing activities		9,349,769	6,087,893
Effect of foreign currency translation on cash		138,800	45,133
Net change in cash and cash equivalents		2,005,743	1,138,191
Cash and cash equivalents, beginning of year		1,469,952	331,761
Cash and cash equivalents, end of year		$3,475,695	$1,469,952

Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$30,215	$128

Supplemental disclosure of noncash activities:
Conversion of convertible notes payable and SAFE to Series A Preferred Stock		$—	$1,062,983
Extinguishment of SAFE for common stock warrants		$—	$125,000
Issuance of common stock warrants for a prepaid sponsorship		$—	$300,000
Extinguishment of Emergent SAFE note for common stock, short term note, revenue, and common stock issuance in the amounts of $513, $399,487, $387,176, $904,777, respectively		$—	$1,691,953
Assignment of Emergent SAFE note to 10Clouds		$—	$200,000
Preferred stock conversion to common stock	$		$8,299,175
Stockholder notes receivable		$—	$335,161

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business - T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and Subsidiaries (“Trust Stamp”, the “Company”, or “We”) develops and markets identity authentication software solutions for government and enterprise partners and peer-to-peer markets. The Company's patented proof of liveness technology allows the Company to provide a unique suite of facial biometric based products that address critical needs in the financial, real estate, healthcare, insurance and P2P markets. The Company’s target markets and existing partnerships are characterized by the growing use of cyber connections to establish relationships requiring secure identification. The Company’s products address compliance issues such as Know Your Customer and Anti-Money Laundering as well as safety issues in various industries. Wherever there is a cyber relationship and/or a need for the trusted, secure identification/recognition of the parties to a transaction, Trust Stamp is developing unique products for which there is a growing demand.

Trust Stamp develops proprietary artificial intelligence powered solutions; researching and leveraging biometric science, cryptography, and data mining to deliver insightful identity and trust predictions while identifying and defending against fraudulent identity attacks. We utilize the cutting-edge power and agility of technologies such as GPU processing and neural networks to process data faster and more effectively than has ever previously been possible as well as deliver results at a disruptively low cost for usage across multiple industries, including:

●	Banking/FinTech
●	Humanitarian and Development Services
●	Biometrically Secured Email
●	KYC/AML Compliance
●	Government and Law Enforcement
●	P2P Transactions, Social Media, and Sharing Economy
●	Real Estate, Travel and Healthcare

Stock Split - On August 18, 2021, by written consent of the stockholders, the Company effected a 5-for-1 forward stock split. All share and per share amount in these consolidated financial statements have been retroactively restated to reflect the stock split. The stock split was effective for trading on the market opening of both Euronext Growth and OTCQX on August 23, 2021.

Series A Preferred Stock Offering - On July 17, 2020, we closed our Stock offering, which launched in September 2019, through a combination of private placements, including convertible notes and investments through the Seed Invest platform. We issued through conversion of convertible instruments or sold a total of 1,264,452 shares of Series A Preferred Stock at an offering price of $7.79 per share. As of December 31, 2020, we received gross proceeds of $8.40 million and $7.40 million in cash, net of offering costs of $1.00 million, from this offering through a combination of cash and original investment in convertible notes issued in 2019 that have converted as of December 31, 2020.

In addition to the gross cash proceeds above, as part of the capital raise, the Company also reserved $400 thousand of Class A Common Stock for a portion of the outstanding Emergent SAFE as discussed in Note 5 to the financial statements included under Item 8. The Company also reserved stock options and restricted stock awards for employee grants in 2020. Finally, the Company sold warrants for Series A Preferred Stock shares for $600 thousand which is further discussed in Note 4 to the financial statements included under Item 8.

On September 8, 2020, the Company and a majority of the shareholders voted to convert all Series A Preferred Stock to Class A Common Stock.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulation D Common Stock Offering - On March 12, 2021, the Company launched a Regulation D offering for Class A Common Stock to accredited investors for $5.00 million or 1,633,986 shares. The raise was marketed to the Company’s existing investor email list as well as new investors with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021 with $3.92 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial phase, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 of additional shares, again only to accredited investors, with a $5 thousand minimum investment and a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021 with $82 thousand of reserved investment with the contracted sale of 21,400 shares of Class A Common Stock. The Company incurred offering costs of $61,582 from this offering that were recorded as a reduction of the gross proceeds.

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

For the combined Regulation CF, Regulation D, and Regulation S offerings as of December 31, 2021, we have received gross proceeds of $5,431,852 in cash from the issuance of 1,357,963 units from this offering. The Company incurred offering costs of $621,225 from this offering that were recorded as a reduction of the gross proceeds as of December 31, 2021. In connection to this offering, the Company received $308,420 in gross proceeds from the issuance of 77,105 units to investors after December 31, 2021.

Liquidity - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits with a loss in the year ended December 31, 2021 of $9.06 million, operating cash outflows of $6.71 million for the same period, and an accumulated deficit of $27.21 million as of December 31, 2021.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raise as discussed in Note 17 to the financial statements included under Item 8, we believe that we have sufficient liquidity to support the planned operations of our business for 12 months from the date these financials are issued.

Basis of Consolidation and Presentation - The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower Artificial Intelligence Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, and Metapresence Limited. All significant intercompany transactions and accounts have been eliminated.

The Company has entered joint ventures with Biometric Innovations Limited (formerly “Trust Stamp Fintech Limited”) and Trust Stamp Cayman. Biometric Innovations Limited is a company incorporated in the United Kingdom by the Company’s management. The purpose of this entity was to establish beachhead operations in the country in order to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity remains separate from the Company’s operations and serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations were established. Due to common ownership of the Company and these two entities, the Company has funded all operating expenses since inception and as a result, the operations of these entities are included in the consolidated financial statements. On June 11, 2020, the Company entered into a stock exchange with Biometric Innovations Limited, becoming a 100% owner. At December 31, 2021, Biometric Innovation Limited is included as a consolidated entity within the December 31, 2021 financial statements.

Further, we continue to consolidate Tstamp Incentive Holdings “TSIH” which we consider to be a variable interest entity.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entity - On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 1,602,565 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 1,033,335 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020 upon the Company being listed on a public market. The remaining 282,565 shares are earmarked for the 2020 employee RSU bonus and recorded to treasury stock as of December 31, 2021.

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

Use of Estimates – The preparation of the consolidated financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates that include, but are not limited to, percentage of completion related to revenue contracts that are not fully complete at the end of a fiscal year, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the useful lives of property and equipment and intangible assets, the recoverability of goodwill, stock-based compensation including the determination of the fair value of our common stock, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, warrant liabilities, and Simple Agreements for Future Equity (“SAFE”) liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The Company assessed the impacts of the novel coronavirus pandemic on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation, and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the consolidated financial statements as of and for the year ended December 31, 2021. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its consolidated financial statements in future reporting periods.

Segment Information - The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Risks and Uncertainties - The Company is dependent upon additional capital resources for its planned full-scale operations and is subject to significant risks and uncertainties, including failing to secure funding to continue to operationalize the Company’s plans or failing to profitably operate the business.

Major Customers and Concentration of Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions mainly in the United States, the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2021 and 2020, the Company had in U.S. bank accounts $2.25 million and $300 thousand, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent the amounts are recorded in the consolidated balance sheets. We extend different levels of credit to online merchants and maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of credit worthiness and consumer indebtedness and applying other credit risk monitoring procedures.

One customer represented 51% and 95% of the balance of total accounts receivable as of December 31, 2021 and 2020. Two other customers represented 41% of total accounts receivable as of December 31, 2021 and no other customer represented more than 10% of total accounts receivable as of December 31, 2020. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of December 31, 2021 and 2020, the Company had not experienced any significant losses on its accounts receivable.

During the year ended December 31, 2021, the Company sold to primarily three customers which made up approximately 91% of total net sales. The remaining revenue recognized during the year ended December 31, 2021, which made up approximately 9% of total net sales, was from various other customers.

Additionally, for the year ended December 31, 2020, the Company sold to two customers which made up approximately 63% of total net sales. The remaining net sales recognized during the year ended December 31, 2020, which made up approximately 37% of total net sales, related to the Tripartite Agreement with Emergent Technology Holdings LP (“Emergent”) as described in Note 5 to the financial statements included under Item 8.

The loss of or a substantial reduction in statements of work from the Company’s major customers could have a material effect on the consolidated financial statements.

Foreign Currencies - The functional currencies of the Company’s foreign subsidiaries are the local currencies. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate method at the consolidated balance sheet date. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries. Income and expenses are translated at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income or other expense in the consolidated statements of operations.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in banks and bank deposits. The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts, if any. Allowance for doubtful accounts is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and as well as reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for doubtful accounts when the Company has exhausted collection efforts without success. No allowance for bad debts has been established. Bad debts are recognized when they are deemed uncollectible, and management considers all present receivables fully collectible.

As of December 31, 2021 and 2020, accounts receivable includes unbilled receivables of $109 thousand and $0, respectively.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net - Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred whereas additions and major improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation and are derecognized from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.

Capitalized Internal-Use Software, Net - Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. The Company capitalizes eligible costs to develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. These costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Costs incurred during the preliminary project stage and during the post implementation operational stage are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

Business and Asset Acquisitions - When the Company acquires a business, the purchase price is allocated to the tangible and identifiable intangible assets, net of liabilities assumed. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The Company accounts for a transaction as an asset acquisition pursuant to the provisions of ASU No. 2017-01, Clarifying the Definition of a Business, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

Accounting for Impairment of Long-Lived Assets - Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of December 31, 2021 and 2020, no property and equipment, capitalized internal-use software, and intangible assets, were impaired.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the years ended December 31, 2021 and 2020.

Fair Value of Assets and Liabilities – The Company follows the relevant U.S. GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

Level 1 – Quoted prices available in active markets for identical investments as of the reporting date;

Level 2 – Inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and

Level 3 – Unobservable inputs, which are to be used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The estimated fair values of cash, accounts receivable, related party receivables, prepaid expenses and other current assets, other assets, accounts payable, related party payables, accrued expenses, deferred revenue, customer deposit liabilities, nonconvertible notes payable, and SAFE liabilities approximate their carrying values. The Company accounts for its financial assets and liabilities at fair value regularly. The Company evaluates the fair value of its non-financial assets and liabilities on a nonrecurring basis.

Revenue Recognition – The Company derives its revenue primarily from professional services. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, the Company entered into a significant contract with ICE that contained multiple performance obligations, including software application development, phones, and services to assist ICE. The Company allocates the transaction price for this contract based on the stand-alone selling price of each performance obligation. The Company uses the expected cost-plus margin approach for determining the stand-alone selling prices of the phones and services to assist ICE, as this is believed to be the most accurate method of allocating the transaction price to these performance obligations, maximizing the use of observable inputs. As the Company does not have a similar software application that has been sold to another customer, the Company uses the residual approach for determining the stand-alone selling price of the software application development by subtracting the sum of the stand-alone selling prices for the phones and services to assist ICE from the total transaction price.

Contract Balances - The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.

Costs to Obtain and Fulfill Contracts - Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented. The Company recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. Costs to fulfill contracts were not material in the periods presented.

Cost of Services Provided – Cost of services provided generally consists of the cost of hosting fees, materials, and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services provided.

Research and Development – Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries and benefits and relate primarily to time spent during the preliminary project stage and post implementation maintenance and bug fixes associated with capitalized internal-use software activities, and front end application development in which technological feasibility has not been established. Depreciation and amortization expense is not included in research and development.

Advertising – Advertising costs are expensed as incurred. Advertising and marketing expense totaled $135 thousand and $70 thousand for the years ended December 31, 2021 and 2020, respectively.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock- Based Compensation – The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each stock-based award is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for stock grants and restricted stock units. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common shares, the expected term of the share option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of common shares. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The calculated fair value is recognized as expense over the requisite service period using the straight-line method. Forfeitures are accounted for in the period in which they occur.

Income Taxes - The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% for both the years ended December 31, 2021 and 2020. Management has evaluated all other tax positions that could have a significant effect on the consolidated financial statements and determined the Company had no uncertain income tax positions at December 31, 2021 and 2020, respectively.

Leases - Leases are reviewed and classified as either capital or operating leases at their inception. In certain lease agreements, we may receive renewal or expansion options, rent holidays, and other incentives. For operating leases, we recognize lease costs on a straight-line basis once we take control of the space, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

Simple Agreements for Future Equity (“SAFEs”) – The Company has issued several SAFEs in exchange for cash financing. These funds were classified as long-term liabilities (See Note 5 to the consolidated financial statements included under Item 8). The Company accounted for its SAFEs as liability derivatives under ASC 815, Derivatives and Hedging. If any changes in the fair value of the SAFEs occurred, the Company would have recorded such changes through earnings, under the guidance prescribed by ASC 825-10. There are no outstanding SAFEs as of December 31, 2021 and 2020.

Commitments and Contingencies - Liabilities for loss contingencies arising from claims, disputes, legal proceedings, fines and penalties, and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of such legal costs from insurance policies are recorded as an offset to legal expenses in the period they are received.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock - Repurchased treasury stock is recorded at cost. When treasury stock is resold at a price different than its historical acquisition cost, the difference is recorded as a component of additional paid-in capital in the consolidated balance sheets.

Net Loss per Share Attributable to Common Stockholders – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive Class A Shares of Common Stock equivalents for the period. For purposes of this calculation, stock based awards, warrants, and the conversion option of convertible notes are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either financial or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the Company for the calendar year ending December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements. See Note 14 to the financial statements included under Item 8 for current operating leases.

In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncement – As of January 1, 2020, the Company has adopted, on a prospective basis, ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, which results in ASC 505-50, Equity Based Payments to Non-Employees, no longer being applicable to those awards. As a result, non-employee awards will initially be measured consistent with employee awards and revaluation will no longer be required until a counterparty’s performance is complete. The Company did not have a material amount of non-employee awards at adoption and therefore the impact of the adoption of this standard was immaterial.

2.    Pixelpin Acquisition and Patent Approvals

On February 23, 2021, Trust Stamp Malta completed an agreement to acquire Pixelpin, an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. The Company paid $91 thousand in cash as consideration for the asset purchase of software intellectual property. The asset acquisition was recorded at 100% of the fair value of the net assets acquired. The allocation of the consideration to the fair value of 100% of the net assets acquired at the date of acquisition is as follows:

Fair Value
Trade name and trademarks	$90,621
Foreign currency translation	1,133
Total	$91,754

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $161 thousand investment with three new patent issuances and eleven new patent filings during the year ended December 31, 2021.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Borrowings

Convertible Promissory Notes Payable

There are no convertible promissory notes payables outstanding at December 31, 2021 and December 31, 2020. However, there was activity that is shown within the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2020.

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

This convertible promissory note, issued on December 16, 2016, include the following conversion terms:

(a)Automatic Conversion – Qualified Financing: Upon the consummation of a Qualified Financing, the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) automatically shall convert into a number of shares of Stock in the Borrower equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the Conversion Price.
(b)Optional Conversion – Non-Qualified Financing: At any time concurrently with or within thirty (30) days after the consummation of a Non-Qualified Financing, the Majority Holders, subject to the terms and conditions set forth herein, shall have the right to convert all, but not less than all, of the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) into a number of shares of Stock in the Borrower equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the Conversion Price.
(c)Optional Conversion: On any date after the date of this Note, the Majority Holders, subject to the terms and conditions set forth herein, shall have the right to convert all, but not less than all, of the aggregate outstanding principal and accrued and unpaid interest on this Note (and the aggregate balances of all Notes) into a number of shares of Common Stock equal to the quotient obtained by dividing (i) the amount of such principal and interest by (ii) the price per share equal to the quotient of (x) the Valuation Cap divided by (y) the aggregate number of shares of the Common Stock outstanding immediately prior to the effective date of such election (assuming full conversion or exercise of all convertible and exercisable securities then outstanding or reserved, including, without limitation, all issued options and equity grants, the balance of any authorized (but unissued) equity incentive pool and any shares of treasury stock, but excluding the Notes).

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

The qualified financing term was triggered for this convertible note payable as $2.00 million was raised prior December 31, 2020. Therefore, this convertible note, along with all accrued interest, totaling $118 thousand was converted to 68,203 shares of Series A Preferred Stock, taking into account the valuation cap, and is no longer reflected as outstanding as of December 31, 2020.

On December 3, 2019, the Company entered into a convertible promissory note with a customer in which it received $700 thousand. Interest accrues at a rate of 0% through December 31, 2020, then 5% thereafter. All unpaid principal and accrued interest shall be due on December 31, 2020 (i.e. the maturity date). However, in the event that the note is not converted into equity securities of the Company, the maturity date shall be extended to December 31, 2025.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This convertible note payable, issued on December 3, 2019, included the following conversion terms:

●	Automatic Conversion: If a Qualified Financing occurs on or prior to the Maturity Date, then the outstanding principal amount of this Note shall automatically convert into fully paid and nonassessable shares of the preferred stock issued in such Qualified Financing at the Conversion Price.
●	Voluntary Conversion if a Non-Qualified Financing Occurs: If a transaction or series of transactions, pursuant to which the Company issues and sells shares of its preferred stock with the principal purpose of raising capital, that does not constitute a Qualified Financing (a “Non-Qualified Financing”) occurs on or prior to December 31, 2020 and prior to the automatic conversion of this Note, then the outstanding principal amount of this Note shall be convertible at the option of Investor into fully paid and nonassessable shares of the Company’s preferred stock issued in the Non-Qualified Financing (the “Non-Qualified Preferred Shares”) at a price per share equal to the price per share paid by the other purchasers of the preferred stock sold in the Non-Qualified Financing (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event).
●	Conversion Price: Price per share equal to the lowest price per share paid by other purchasers of the preferred stock sold in the Qualified Financing.
●	Qualified Financing: A transaction or series of transactions pursuant to which the Company issues and sells shares of its preferred stock for aggregate gross proceeds of at least $3 million (including this Note but excluding all proceeds from the incurrence of all other prior indebtedness that is converted into such preferred stock, or otherwise cancelled in consideration for the issuance of such preferred stock) with the principal purpose of raising capital.

The qualified financing term was triggered for this convertible note payable as $3.00 million was raised prior to December 31, 2020 as discussed in Note 1 to the consolidated financial statements included under Item 8. Therefore, the convertible note was converted to 89,859 shares of Series A Preferred Stock and is no longer reflected as outstanding as of December 31, 2020.

In total, convertible notes in the amount of $818 thousand were converted into shares of Series A Preferred Stock, and ultimately into Common Stock on December 8, 2020, and this total balance is included in the supplemental disclosure of noncash activities within the consolidated statements of cash flows.

Advisor Notes

As part of our raise of Series A Preferred Stock, we agreed to issue to one of our advisors $10 thousand per month in convertible promissory notes, convertible to Series A Preferred Stock. The following relevant terms are stated in the agreement:

Equity Compensation. In addition to the Fixed Fees, Service Provider will receive convertible notes in Client in an amount equal to $10 thousand per month during the Term, based on a per-share dollar value reasonably determined by the Board of Directors of Client (but in no event will the per-share dollar value be more than $7.79 per share for purposes of determining the number of shares to be issued to Service Provider) (the “Equity Compensation” ́). Any Equity Compensation that accrues during the term of this agreement shall be issued within sixty (60) days after the expiration or termination of the Services or this Agreement (whichever occurs first). As of December 31, 2020, we have converted $45 thousand in convertible debt to our advisors to Series A Preferred Stock at a value of $7.79 per share, and ultimately into Common Stock on December 8, 2020. This amount is also included in the transaction costs that are capitalized to the Series A Preferred Stock raise as an issuance cost as described in Note 1 to the consolidated financial statements included under Item 8.

As a result, while there was activity in 2020, the balance is no longer recorded as of December 31, 2021 and 2020. This is shown as a supplemental disclosure of noncash activities within the consolidated statement of cash flow for the period ended December 31, 2020.

Non-Convertible Promissory Notes Payable

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
Date Issued	2021	2020
August 10, 2021	$322,190	$—
February 9, 2021	521,816	—
April 22, 2020	—	350,000
Total principal outstanding	844,006	350,000
Less discount	—	(25,511)
Debt net of discount	844,006	324,489
Plus accrued interest	12,252	19,730
Total non-convertible promissory notes payable	$856,258	$344,219

During May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potential repayable advance of up to €800 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2021 the Company had received $844 thousand recorded to non-convertible promissory notes.

The Company will pay an annual interest rate of 2% over the European Central Banks (“ECB”) base rate as set on the beginning of the year in review. If the ECB rate is below negative one percent, the interest rate shall be fixed at one percent. The Company will repay a minimum of 10%  of pre-tax profits per annum capped at fifteen percent (15%) of the amount due until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue generating contracts and therefore, the Company does not believe any amounts shall be classified as current.

On April 22, 2020, the Company entered into a promissory note for $350 thousand with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345 thousand after issuance costs. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable shall be due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement. The note accrues interest at a rate of 8% per annum, compounded monthly. The outstanding principal and all interest were paid off on April 22, 2021.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase Class A Shares of Common Stock of the Company with SCV. The warrant agreement issued SCV a warrant to purchase 75,000 shares at a strike price of $0.002 per share through April 22, 2021. At the expiration of the warrant agreement the warrants will be automatically exercised if the fair market value of the exercise shares exceeds the exercise price. If at any time during the term the fair market value of the exercise shares exceeds five times the exercise price the Company shall provide SCV written notice and SCV may elect to exercise the warrant. If at any time during the term of the warrant agreement any portion of the Class A Shares of Common Stock are converted to other securities, the warrants shall become immediately exercisable for that number of shares of the other securities that would have been received if the warrant agreement had been exercised in full prior to the conversion and the exercise price shall be adjusted. We determined that the appropriate classification of this warrant was as an equity instrument that will not be subject to fair value remeasurement going forward. These warrants were exercised on April 22, 2021.

Prior to April 22, 2021, the promissory notes issued included equity classified warrants issued and U.S. GAAP requires that the proceeds from the sale of debt instruments with a separate equity instrument be allocated to the two elements based upon the relative fair values of the debt instrument without the warrant and of the warrant itself at the time of issuance. The portion of the proceeds allocated to the Class A Shares of Common Stock shall be accounted for within stockholders’ equity as additional paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction and recorded as a debt discount and be charged to interest expense over the life of the convertible notes. The value of the promissory note was allocated on a relative fair value basis between the note and the warrants. This allocation based upon relative fair values of the promissory note and warrant resulted in an amount of $88 thousand being allocated to the equity warrants and $262 thousand being allocated to the promissory notes, resulting in the same amount representing a discount to the promissory note. Accretion expense of $62 thousand and $0 and interest payable of $26 thousand and $0 was recorded during the years ended December 31, 2021 and 2020, respectively.

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

We do not have a history of dividends or other distributions, we maintain all voting rights, and have repaid the note prior on April 22, 2021. The shares are held solely as pledged collateral for the promissory note we obtained. We determined there was no impact recorded to the consolidated financial statements for the year ended December 31, 2021 other than reflecting them as outstanding as of December 31, 2021.

On June 11, 2020, we entered into an agreement with Emergent, as described in Note 5 to the consolidated financial statements included under Item 8, whereby their SAFE would be extinguished in exchange for several forms of consideration. As part of that agreement, one form of consideration is that the Company issued promissory notes to Emergent in the amount of $387 thousand which is due in two tranches of $200 thousand and $187 thousand in August and September 2020, respectively. No interest is due and payable under these notes if we pay by the maturity dates previously described. We paid within the maturity date.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability-classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2020 to December 31, 2021:

Warrants ($)
Balance as of January 1, 2020	$287,750
Additional warrants issued	—
Change in fair value	—
Balance as of December 31, 2020	$287,750
Additional warrants issued	—
Change in fair value	86,944
Balance as of December 31, 2021	$374,694

As of December 31, 2021, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of December 31, 2021.

The Company has issued an investor warrant to purchase $50 thousand of Class A Shares of Common Stock. The warrants were issued on December 16, 2016. There is no vesting period, and the warrants expire in 10 years from the issuance date. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, the determination date. The number of shares to be purchased is settled as 32,092 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of December 31, 2021, the warrant liability is recorded at $125 thousand which is a $87 thousand increase from the balance as of December 31, 2020 of $38 thousand.

Equity Classified Warrants

	As of December 31,
Warrant Issuance Date	Strike Price	2021	2020
September 30, 2016	$0.170	400,641	400,641
November 9, 2016	$0.620	400,640	400,640
January 23, 2020	$1.600	932,210	932,210
January 23, 2020	$1.600	4,660,555	4,660,555
April 22, 2020	$0.002	—	75,000
August – December 2021	$4.000	1,357,963	—
Total warrants outstanding		7,752,009	6,469,046

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2016, the Company issued REach a warrant to purchase 400,641 shares of Class A Shares of Common Stock with an exercise price of $0.17 per share. There is no vesting period, and the warrant expires on September 30, 2026. The fair value of the warrant was estimated on the date of grant using the Black-Scholes-Merton model. These warrants remain outstanding as of December 31, 2021.

The Company has issued a customer a warrant to purchase 400,640 shares of Class A Shares of Common Stock with an exercise price of $0.62 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrant. The fair value of the warrant issued in connection with the customer contract was determined to be $0.46 per share and had a fair value of $183 thousand which was recorded as a deferred contract acquisition asset and to additional paid-in capital during the year ended December 31, 2016 and which was amortized as a revenue discount in the periods prior to those presented. The fair value of the warrant issued is recorded as a revenue discount as it is considered a sales incentive.

These warrants remain outstanding as of December 31, 2021.

In January 2020, the Company has issued to an investor a warrant to purchase 932,210 shares of the Company’s Class A Shares of Common Stock at an exercise of $1.60 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with an agreed value of $125 thousand. See Note 5 to the consolidated financial statements included under Item 8 for the reduction in SAFE liability for this amount. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

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

The fair value of the two warrants above issued in January 2020 was estimated on the date of grant using the Black-Scholes-Merton model and was valued using the following assumptions:

Fair value of Class A Shares of Common Stock	$1.56
Exercise price	$1.60
Risk free interest rate	1.58%
Dividend yield	0%
Expected volatility	44%
Contractual term	2 years

The total fair value of these warrants was determined to be $2.14 million and is recorded in the consolidated statements of stockholders’ equity (deficit). Thus, fair value is $1.40 million in excess of the total consideration received for the warrants of $725 thousand. This amount is expensed in the consolidated statement of operations for the year ended December 31, 2020. These warrants remain outstanding as of December 31, 2021.

As discussed in Note 3 to the consolidated financial statements included under Item 8, the Company issued equity classified warrants in conjunction with the venture debt issued to SCV on April 22, 2020. As the warrants vested immediately and had a $0.002 strike price, we did not calculate the value using a Black-Scholes-Merton model. Rather we valued them at the price per share of the Series A Preferred Stock, $7.79, given the immediate exercisability and nominal strike price. This value was then used to perform the allocation between the debt and equity to arrive at a warrant value of $88 thousand. These warrants were exercised on April 22, 2021 to purchase 75,000 of the Company’s Class A Shares of Common Stock for $150.

On August 25, 2021, the Company launched concurrent offerings under Regulation CF, Regulation D, and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units, but had the discretion

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The proceeds were allocated between the Company’s Class A Common Stock and the warrants using the relative fair value method.

For the combined Regulation CF, Regulation D, and Regulation S offerings as of December 31, 2021, we have issued 1,357,963 units, which includes 1,357,963 warrants to purchase shares of Class A Common Stock of the Company with an exercise price of $4.00 per share. These warrants were not exercisable until January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering.

The fair value of the warrants was estimated on the date of grant using the Black-Scholes-Merton model and was valued using the following assumptions:

Fair value of Class A Shares of Common Stock	$2.48 – 5.55
Exercise price	$4.00
Risk free interest rate	0.07 – 0.30%
Dividend yield	0%
Expected volatility	52.86 – 57.21%
Contractual term	1 year

These warrants remain outstanding as of December 31, 2021.

5.    SAFE Liabilities

The following tables present the change in the SAFE liabilities balance, which are classified in Level 3 of the fair value hierarchy, for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Balance, beginning of year	$—	$2,236,953
Issuance of SAFEs	—	200,000
Settlement of SAFEs	—	(2,111,953)
Exchange of SAFEs for Warrants	—	(125,000)
Conversion of SAFE to Series A Preferred Stock	—	(200,000)
Accretion of discount	—	—
Balance, end of year	$—	$—

Trusted Mail

On July 13, 2017, Trusted Mail entered into a Common Stock Purchase Agreement with an investor and issued 150 shares of Trusted Mail common stock in exchange for $1.5 thousand, which represented 15% of the authorized capital as of the agreement date. Subsequently on August 18, 2017, Trusted Mail entered into a SAFE with this same investor in exchange for $100 thousand. Under the terms of the SAFE, Trusted Mail issued the right to receive $100 thousand worth of Preferred Stock in a future equity financing at a 20% discount. The Company accreted the SAFE liability to its fair value including this 20% discount over an expected outstanding period of two years. Noncash interest expense recognized on this SAFE liability during the years ended December 31, 2021 and 2020 totaled $0. The outstanding balance of the SAFE liability at December 31, 2021 and 2020 totaled $0.

There is also a Put Right related to the investor’s 15% ownership in Trusted Mail. In the event that (i) Trusted Mail enters into an agreement with a third party that has a competitive business model that would result in competitive business activities by Trusted Mail, or (ii) Trusted Mail engages in competitive business activities, the investor has the right to require Trusted Mail to repurchase all but not less than all the shares or securities of Trusted Mail owned by the investor and its affiliates. The fair market value of this put right

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $0 at both December 31, 2021 and 2020. On January 23, 2020, this SAFE liability was extinguished in exchange for warrants granted by the Company. See Note 4 to the consolidated financial statements included under Item 8 for further discussion of this transaction.

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

On February 4, 2020, the Company entered into a tripartite agreement with Emergent and 10Clouds whereby:

●	The Company received a Purchase Order from Emergent in which Emergent requested $300 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. The intention of these services is to reduce the Emergent SAFE amount owed by the Company.
●	The Company entered into statements of work with 10Clouds for appropriate sub-contract work under the Purchase Order.
●	The Company issued an additional SAFE to 10Clouds for $200 thousand subject to an absolute right for the Company at its option to redeem that $200 thousand for cash or settle it through the conversion to Series A Preferred Stock.
●	Emergent reduced the balance due on the Emergent SAFE by $500 thousand with immediate effect and asserts the outstanding balance to be $1.61 million.

On June 11, 2020, the Company entered into additional agreement with Emergent whereby:

●	Emergent issued an irrevocable Purchase Order for $500 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. We subsequently entered into a SOW with 10Clouds for $500 thousand to provide the requested services.
●	Emergent forgave $104 thousand of the value of the SAFE to represent expected profit margin for the $500 thousand worth of services described above.
●	The Company issued $400 thousand of Class A Shares of Common Stock to Emergent’s designated assignees at a price of $1.56 per share (256,740 shares). This has been reflected in the consolidated statements of stockholders’ equity (deficit) as of December 31, 2020.
●	The Company paid Emergent $220 thousand and this has been reflected in the consolidated statements of cash flows.
●	The Company entered into a promissory note with Emergent for $387 thousand payable which has been paid and reflected in the consolidated statements of cash flows.

The intention of the above services and transactions is to wholly settle the SAFE and as of December 31, 2020, the Emergent SAFE was extinguished in full. The Company converted the $200 thousand SAFE note into 25,674 shares of Series A Preferred Stock which was subsequently converted to Class A Shares of Common Stock on September 8, 2020 along with all shares of Series A Preferred Stock.

As it pertains to the SOWs and profit margin discussed above, Emergent approached the Company for assistance building a software solution that incorporates several of our proprietary technologies to be built with the assistance of 10Clouds, a related party. As of the consolidated balance sheet date of December 31, 2020 the full scope of the project has been agreed upon with Emergent and all services have been delivered. As a result, we have recorded revenue of $904 thousand and costs of services provided of $780 thousand related

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to fulfilling this performance obligations of this arrangement. The cost of services provided are associated with 10Clouds, a related party as further discussed in Note 13 to the consolidated financial statements included under Item 8.

6.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020
Prepaid operating expenses	$319,996	$118,245
Rent deposit	100,425	71,096
VAT receivable associated with SAIT	68,798	39,752
Prepaid sponsorship	100,000	100,000
Tax credit receivable	75,106	—
Miscellaneous receivable	332,277	129,902
Prepaid expenses and other current assets	$996,602	$458,995

Capitalized internal-use software, net

Capitalized internal-use software, net consisted of the following:

		As of December 31,
	Useful Lives	2021	2020
Internally developed software	5 years	$2,538,395	$2,056,176
Less accumulated depreciation		(1,378,351)	(924,692)
Capitalized internal-use software, net		$1,160,044	$1,131,484

Amortization expense is recognized on a straight-line basis and for the years ended December 31, 2021 and 2020 totaled $454 thousand and $381 thousand, respectively.

Property and equipment, net

Property and equipment, net consisted of the following:

		As of December 31,
	Useful Lives	2021	2020
Computer equipment	3-4 years	$125,139	$123,787
Furniture and fixtures	10 years	28,870	20,789
Property and equipment, gross		154,009	144,576
Less accumulated depreciation		(42,241)	(16,601)
Property and equipment, net		$111,768	$127,975

Depreciation expense is recognized on a straight-line basis and for the years ended December 31, 2021 and 2020 totaled $50 thousand and $16 thousand, respectively.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets

Other assets consisted of the following:

	As of December 31,
	2021	2020
Tax credit receivable	$178,140	$97,956
Prepaid sponsorship	—	100,000
Other assets	$178,140	$197,956

Accrued expenses

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Compensation payable	$597,849	$651,053
Accrued employee taxes	349,256	85,665
Other accrued expenses	112,427	72,485
Accrued expenses	$1,059,532	$809,203

7.    Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020.

Intangible assets at December 31, 2021 and 2020 consisted of the following:

		As of December 31,
	Useful Lives	2021	2020
Patent application costs	3 years	$207,630	$46,333
Trade name and trademarks	3 years	86,999	—
Intangible assets, gross		294,629	46,333
Less: Accumulated amortization		(92,822)	(23,951)
Intangible assets, net		$201,807	$22,382

Amortization expense for the years ended December 31, 2021 and 2020 totaled $70 thousand and $9 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2022	$90,138
2023	88,430
2024	23,239
$201,807

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Revenue Recognition

Contract Balances

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of December 31, 2021 and 2020 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the years ended
	December, 31
	2021	2020
Revenue Type
Professional services (over time)	$3,477,896	$2,498,322
License fees (over time)	200,000	150,000
Total Revenue	$3,677,896	$2,648,322

9.    Income Taxes

Net loss before taxes consisted of the following:

	For the years ended December 31
	2021	2020
U.S.	$(4,808,983)	$(9,389,930)
Non U.S.	(4,249,923)	(1,293,694)
Net loss before taxes	$(9,058,906)	$(10,683,624)

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense are as follows:

For the years ended December 31,
	2021	2020
Current:
U.S. Federal	$—	$—
U.S. State	—	—
Non U.S.	—
	$—	$—
Deferred:
U.S. Federal	$—	$—
U.S. State	—	—
Non U.S.	—	—
	$—	$—
—
Total income tax expense	$—	$—

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following:

	For the years ended December 31,
	2021	2020
Expected tax provision (benefit) at U.S. federal statutory rate	$(1,902,004)	$(2,245,696)
State income taxes, net of federal benefit	1,560	158,006
Foreign tax rate differential	(475,504)	(84,937)
Change in valuation allowance	2,096,141	2,425,226
Prior year deferred tax adjustments	(1,083)	(133,421)
Other	280,890	(119,178)
Total provision (benefit) for income taxes	$—	$—

Temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating losses	$4,975,559	$3,487,171
Tax credits	176,975	176,975
Equity compensation	1,193,450	539,274
Other - accruals	104,807	—
Other	11,528	130,217
Total Deferred Tax Assets	6,462,319	4,333,637
Deferred Tax Liabilities:
Capitalized internal-use software, net	(245,453)	(212,912)
Total Deferred Tax Liabilities	(245,453)	(212,912)
Net Deferred Tax Assets	6,216,866	4,120,725
Valuation allowance	(6,216,866)	(4,120,725)
Deferred Tax Assets, Net	$—	$—

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Company’s cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2021 and 2020, the net increase in the total valuation allowance was $2,096,141 and $2,425,226, respectively, and management has determined that based on all available evidence, a valuation allowance of $6,216,866 and $4,120,725 is appropriate at December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had Federal net operating loss carrying forwards of $14,221,909. Net operating losses generated for years ended December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $13,647,858 and have an indefinite life. At December 31, 2021, the Company had state net operating loss carry forwards of $3,257,174. State net operating losses generated for years ending December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $2,683,123 and have an indefinite life. At December 31, 2021, the Company had foreign net operating loss carry forwards of $5,544,843 with an indefinite carry forward period. Foreign net operating losses of $171,625 will begin to expire in 2026.

Included in the balance of unrecognized tax benefit as of December 31, 2021 and 2020, are $44,244 and $44,244 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2021, and $0 of penalty, and in total, as of December 31, 2021 has recognized $0 of interest and penalty. As of December 31, 2021, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued, and penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2021 or 2020.

The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2021 the Company’s tax returns for 2018, 2019, and 2020 are subject to full examination by the tax authorities. As of December 31, 2021, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2018, except to the extent of NOLs generated in prior years claimed on a tax return.

10.    Stock Awards and Stock-based Compensation

From time to time, the Company may issue stock awards in the form of Class A Shares of Common Stock grants, Restricted Stock Units (RSUs), or Class A Shares of Common Stock options with vesting/service terms. Stock awards are valued on the grant date using the Company’s common stock share price quoted on an active market. Stock options are valued using the Black-Scholes-Merton pricing model to determine the fair value of the options. We generally issue our awards in terms of a fixed monthly value, resulting in a variable number of shares being issued or in terms of a fixed monthly share number.

During the years ended December 31, 2021 and 2020, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company on a monthly basis. The total granted stock-based awards to advisory board members and other external advisors during the years ended December 31, 2021 and 2020 included grants totaling, $141 thousand and $42 thousand, respectively, options totaling $114 and $0, respectively, and RSUs totaling $297 thousand and $0, respectively.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to issuing stock awards to advisory board members and other external advisors, during the years ended December 31, 2021 and 2020, the Company granted stock-based awards to multiple employees.  The total granted stock-based awards to employees during the years ended December 31, 2021 and 2020 included grants totaling, $369 thousand and $174 thousand, respectively, options totaling $500 thousand and $692 thousand, respectively, and RSUs totaling $1.47 million and $1.61 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2020	53,555	$0.93	2.26	$33,866
Options granted	1,719,364	1.26
Options exercised	—	—
Options canceled and forfeited	(38,890)	1.32
Balance as of December 31, 2020	1,734,029	1.26	3.21	527,450
Options granted	261,736	1.51
Options exercised	—	—
Options canceled and forfeited	(20,755)	0.77
Balance as of December 31, 2021	1,975,010	1.28	2.42	5,365,737
Options vested and exercisable as of December 31, 2021	1,975,010	$1.28	2.42	$5,365,737

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0 and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $1.91 and $0.41 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2021 and 2020 was $500 thousand and $710 thousand, respectively.

On December 31, 2021, the Company had 1,975,010 stock options that were earned, outstanding, and exercisable of which all are fully vested options. As of December 31, 2021 the Company had 168,502 common stock grants that were earned but not yet issued. The Company had 634,502 Restricted Stock Units (“RSUs”) granted but not yet vested on December 31, 2021. All RSUs issued and outstanding were granted during the year ended December 31, 2021 and will fully vest by January  2, 2023. The Company had unrecognized stock compensation related to the RSUs of $316 thousand as of December 31, 2021.

The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2021:

Fair value of Class A Shares of Common Stock	$1.56-5.20
Exercise price	$0.75-4.00
Risk free interest rate	0.20-0.95%
Expected dividend yield	0%
Expected volatility	52.86-58.91%
Expected term	1-3 Years

Awards that vested on a public listing or change of control

On January 18, 2020, the Company allocated a total of 1,033,335 shares of Class A Shares of Common Stock held by TSIH to various employees. The stock awards only vest upon the Company being listed on a public market. The allocation would also vest immediately with no hold period upon a Company transaction that would result in a third-party acquiring control of the Company as the Company will seek to have the acquirer agree to purchase reserved stock for cash.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These stock awards vested on December 8, 2020, resulting in $1.60 million of stock-based compensation expense and an accrual for $499 thousand of a cash bonus to cover the issue value of the shares.

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	For the years ended December 31,
	2021	2020
Cost of services provided	$160,504	$126,675
Research and development expense	493,336	1,071,984
Selling, general, and administrative	2,126,799	1,318,896
Total stock-based compensation expense	$2,780,639	$2,517,555

11.    Stockholders’ Equity

Common Stock

At December 31, 2021, the Company was authorized to issue 39,500,000 shares, consisting of (a) 37,500,000 shares of common stock and (b) 2,000,000 shares of preferred stock. Shares of common stock are designated as Class A Shares or Class B Shares.

The Class A Shares and Class B Shares are identical in all respects except as stated below. The holders of Class A Shares are entitled to one vote for each Class A Share held at all meetings of stockholders. Except as required by applicable law, the holders of Class B Shares shall have no voting rights with respect to such shares; provided, that the holders of Class B shares shall be entitled to vote (one vote for each Class B Share held) to the same extent that the holders of Class A Shares would be entitled to vote on matters as to which non-voting equity interests are permitted to vote. There were no Class B Shares issued and outstanding as of December 31, 2021 and 2020.

Series A Convertible Preferred Stock

The Company is authorized to issue preferred stock, which was designated as Series A Preferred Stock.

Significant rights and preferences of the above redeemable convertible preferred stock prior to its conversion into Class A common stock were as follows:

Liquidation Preference

The holders of Series A Preferred Stock have liquidation preference over the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or any Deemed Liquidation Event as defined by the Amended and Restated Certificate of Incorporation.

Voting

The holders of Series A Preferred Stock are entitled to a number of votes equal to the number of whole shares of common stock into which the share of Series A Preferred Stock is convertible as of the record date.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion

The Series A Preferred Stock is convertible into common stock at the option of the holder by dividing the original issue price of the Series A Preferred Stock by the Conversion Price for the common stock as defined by the Amended and Restated Certificate of Incorporation. The Series A Preferred Stock is also subject to a mandatory conversion upon either (1) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, or (2) the date and time, or the occurrence of an event, specified by a vote of the majority holders of Series A Preferred Stock. Clause (1) was triggered during the year ended December 31, 2020 causing all shares of Series A Preferred Stock to convert into Class A Shares of Common Stock.

As of September 8, 2020, the Company and a majority of the Series A Preferred Stockholders voted to convert all Series A Preferred Stock to shares of Class A Common Stock, and it was effected on that date. There was no Series A Preferred Stock issued and outstanding as of December 31, 2021 and 2020.

Dividends

The Company may declare dividends that would be pro rata on the common stock and Series A Preferred Stock on a pari passu basis according to the number of shares of common stock held by the holders or the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. No dividends were declared during 2021 and 2020 before the Series A Preferred Stock were converted on September 8, 2020.

12.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	For the years ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(9,057,163)	$(10,683,561)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	18,837,358	11,817,775

Net loss per share attributable to common stockholders	$(0.48)	$(0.90)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the years ended December 31, 2021 and 2020 because the impact of including them would have been anti-dilutive:

	For the years ended December 31,
	2021	2020
Options, RSUs, and grants	2,777,904	1,757,019
Warrants	8,645,463	7,440,332
Total	11,423,367	9,197,351

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Related Party Transactions

Related party payables of $253 thousand and $448 thousand at December 31, 2021 and 2020, respectively, primarily relate to amounts owed to 10Clouds, the Company’s third-party contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the years ended December 31, 2021 and 2020, totaled approximately $1.08 million and $1.91 million, respectively, of which certain amounts were recorded as capitalized internal-use software, research and development, or cost of services provided. A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $32 thousand and $100 thousand during the years ended December 31, 2021 and 2020, respectively. Amounts payable as of December 31, 2021 and 2020 was $0.

As described in Note 16 to the consolidated financial statements included under Item 8, the Company rendered services to Emergent under a statement of work as part of the July 1, 2019 settlement agreement. Total revenue recognized under this agreement totaled $0 and $904 thousand during the years ended December 31, 2021 and 2020 and was part of the SAFE settlement and not realized in cash.

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

On August 16, 2017, the Company entered into three shareholder loan agreements with three related parties for $75 thousand each at an interest rate abated to the Applicable Federal Rate at August 2017 of ninety-six basis points. The loans were issued in exchange for 176,282 (22 pre-pre-split) shares each and are payable to Company on the earlier of three years from the date of the Agreement, or within ninety (90) days upon liquidation of the loan’s underlying security. On July 28, 2020 and August 16, 2021, the Company extended the shareholder loans maturity date of these loans by one year on each date for a total extension of two years from the original maturity date. On November 18, 2021, one shareholder repaid the loan in full, and the Company's Board resolved to forgive the other two loans in full as a bonus to the remaining two shareholders. As of December 31, 2021 and 2020 the shareholder loan balances totaled $0 and $225 thousand respectively.

14.    Commitments and Contingencies

Operating Leases – The Company leased office space in Georgia and certain other states in the U.S. under various operating lease arrangements, some of which are month-to-month leases arrangements. The Company also has several vehicle leases and corporate apartment leases in Malta requiring monthly payments. As of December 31, 2021, there were no minimum lease commitments related to month-to-month lease arrangements.

The following are the future minimum lease obligations on the Company’s lease agreements as of December 31, 2021:

December 31,	Amount
2022	$370,493
2023	76,725
2024	66,427
2025	59,157
2026	4,669
Total	$577,471

Rental expense totaled $594 thousand and $240 thousand for the years ended December 31, 2021 and 2020, respectively.

Litigation – The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Malta Grant

During July 2020 the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following Trust Stamp Malta’s incorporation in the Republic of Malta. The Company must provide an initial capital amount of €50 thousand, which is matched with a €50 thousand grant. The remaining €150 thousand are provided as reimbursement of operating expenses 12 months following incorporation.

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, nonauthoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment. The Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance, and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company incurred $62 thousand and $190 thousand, respectively, in expenses that are reimbursable under the grant and therefore, recorded these amounts as grant income in the consolidated statements of operations. As of December 31, 2021, all amounts provided for under this grant were received.

16.    Investment in Related Party

In August 2018, Emergent and three of the Company’s shareholders entered into a stock purchase agreement, in conjunction with the Stock Subscription Agreement between the Company and Emergent, whereby Emergent acquired 2,235,575 shares of Class A Shares of Common Stock in the Company in a non-monetary exchange from those shareholders whereby the shareholders obtained 9.62 Class A Units of Emergent.

In July 2019, the Company acquired those 9.62 Class A Units of Emergent from the Company’s shareholders in exchange for 2,235,575 shares of Class A Shares of Common Stock in the Company. The Company did not have any employees on the Emergent Board of Directors or other abilities to influence the Company and our investment. Management recorded the value of these shares on the transaction date at a fair value of $962 thousand, which the Company determined by reference to transactions in the Company’s units, as well as information obtained from Emergent regarding the value of the Emergent units exchanged at the time of the original transaction in August 2018.

In April 2021, the Company was informed that Emergent wound-up operations in December 2020 and was no longer operating. We wrote off our $962 thousand investment in Emergent; this has been recorded within non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

17.    Subsequent Events

Subsequent events have been evaluated through April 6, 2022, the date these consolidated financial statements were available to be issued.

Regulation CF, D, and S Common Stock and Warrant Offering – On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021 until January 10, 2022, at which time we ceased to hold closings, having closed upon a final total of $4,551,900 in gross proceeds from the issuance of 1,137,975 Regulation CF Units to investors in this offering. The Company received $198,420 in gross proceeds from the issuance of 49,605 Regulation CF Units to investors after December 31, 2021.

On January 7, 2022, we closed the public portion of the Regulation D offering, having raised a final total of $863,956 in gross proceeds from the issuance of 215,989 Regulation D Units to investors in this offering. We conducted an additional close on February 2, 2022, receiving gross proceeds of $100,000 and issuing 25,000 Regulation D Units to that investor. The Company received $105,000 in gross proceeds from the issuance of 26,250 Regulation D Units to investors after December 31, 2021.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2022, we closed the Regulation S offering, having raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S Units to investors in this offering. The Company received $5,000 in gross proceeds from the issuance of 1,250 Regulation S Units to investors after December 31, 2021.

Warrant Exercise - On December 21, 2021, Second Century Ventures, LLC executed a Notice of Exercise to purchase 2,037,560 shares of Class A Common Stock pursuant to the terms of the January 2020 warrant purchase agreement between the Company and SCV. SCV agreed to purchase each SCV warrant for $1.60 for a total purchase price of $3.26 million. Additionally, in the same transaction, REach® Ventures LLC (“REach®”) executed a Notice of Exercise to purchase 400,641 shares of Class A Common Stock pursuant to the terms of the September 2016 warrant purchase agreement between the Company and REach®. REach® agreed to purchase each REach® warrant share for $0.1664 for a total purchase price of $66,667. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.33 million to the Company for the combined warrant exercise.

Additional Malta Grant- On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. As of reporting date, no amounts have been received regarding the grant.

Nasdaq - Trust Stamp received approval from Nasdaq to have its Class A Common stock listed on the Nasdaq Capital Market under the symbol “IDAI” and trading commenced on January 31, 2022. The Company’s shares continue to trade on the Euronext Growth market in Dublin under ticker symbol “AIID”.

Regulation A Warrant Offering – On January 26, 2022, the Company commenced an offering pursuant to Regulation A in which it qualified for issuance 1,435,068 shares of our Class A Common Stock that may be issued upon exercise of the warrants of the Company issued in the Company’s Regulation Crowdfunding offering (the “Reg CF Warrants”), the Company’s Regulation D offering (the “Reg D Warrants”), and the Company’s Regulation S offering (the “Reg S Warrants”). The Reg CF Warrants, Reg D Warrants, and Reg S Warrants are exercisable into Class A Common Stock of our Company at an exercise price of $4.00 per share, for maximum gross proceeds of $5,740,272. As of the date of this report, the Company has received $57 thousand in proceeds from the exercise of 14,250 warrants in this offering.

U.S. Immigration and Customs Enforcement (“ICE”) Services Contract Extension – Effective March 27, 2022, Trust Stamp agreed to a bilateral modification of the fixed price purchase order announced in September 2021 with ICE, a federal agency under the U.S. Department of Homeland Security. The modification (which covers software development and services related to rapid enrolment in the ICE alternative to detention program) increases the total contract award value to $7,176,364 from the original $3,920,764 and extends the delivery period until September 26, 2022 (subject to a right of early termination by ICE).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

However, in connection with the audit of our financial statements for the year ended December 31, 2021, our independent auditor identified material weaknesses in our internal control over financial reporting. The material weaknesses related to certain corporate finance and accounting oversight functions residing over the detection of errors that were present within the Company’s calculation of stock-based awards as well as the financial reporting close process.

Changes in Internal Control over Financial Reporting

Item 9B. Other Information

None.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

				Approximate
			Date Appointed	hours per
			to	week for
			Current	part- time
Name	Position	Age	Position	employees
Executive Officers
Gareth Genner	Chief Executive Officer	62	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President	30	January 01, 2016	N/A (Full-Time)
Alex Valdes	Chief Financial Officer, & Board Secretary	32	August 29, 2016	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer	48	August 28, 2016	N/A (Full-Time)

Directors
Gareth Genner		62	January 01, 2016
Andrew Gowasack		30	January 01, 2016
Mark Birschbach*		45	August 20, 2018
David Story		63	October 01, 2020
Joshua Allen (1)	EVP	44	January 08, 2021
William McClintock*		79	January 01, 2021
Kristin Stafford*		51	December 1, 2021
Berta Pappenheim*		41	December 1, 2021

Significant Employees
John Wesley Bridge	EVP	55	May 01, 2019	N/A (Full-Time)
Kinny Chan	Chief Commercial Officer	42	March 12, 2020	N/A (Full-Time)
Nisha N Naik	EVP	25	May 12, 2019	N/A (Full-Time)
Norman Hoon Thian Poh	Chief Science Officer	46	September 01, 2019	N/A (Full-Time)

*Independent Director

(1)	Pursuant to an oral agreement entered into with FSH Capital as a pre-condition to their investment (and subsequently confirmed by resolution of the Board of Directors of the Company), FSH Capital has the right to nominate one (1) director of the Company. Joshua Allen has been nominated by FSH Capital.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Gareth Genner, Chief Executive Officer, Director

With over 20 years’ experience in founding, operational and advisory capacities, Gareth provides Trust Stamp with technical, managerial, and visionary skills, as well as legal expertise. Gareth has successfully conceptualized, implemented, scaled, and exited multiple businesses including a cloud storage enterprise which was sold, and an online educational platform which was acquired by a non-profit educational entity. Immediately prior to T Stamp Inc. Gareth served as full-time CEO of Edevate LLC, and President of Pontifex University as well as part-time Chancellor of Holy Spirit College. Gareth now serves as unpaid President of Pontifex University and Holy Spirit College which are merged and managed by a professional team. A British lawyer by training, Gareth holds a U.S. LLM in International Taxation & Financial Service Regulation.

Andrew Gowasack, President, Director

An economist by education, Andrew began his career in financial services sales and marketing. Although Trust Stamp is Andrew’s first start-up, he has immersed himself in the lean-start-up environment by completing multiple incubator programs, each of which programs provided a unique perspective and honed a distinct set of startup skills. Andrew is actively committed to ongoing learning, studying at world-class institutions. He completed Harvard Business School’s HBX CORe program and, through MIT Sloan School of Management, he has completed courses in design thinking and business innovation and application of blockchain technologies. Prior to joining Trust Stamp Andrew worked at Ashford Advisers, a financial services company, where he worked as a Marketing Coordinator. As President, Andrew oversees business development and operations and acts as Chief Product Evangelist.

Alex Valdes, Chief Financial Officer, Board Secretary

Before graduating college, Alex founded and operated four separate companies to pay his way through college. Before graduating, Alex spent 15 months studying abroad in Mexico where he launched an innovative microfinance lending system in partnership with the Yucatan State Department of Economic Development. From 2007 to 2012, Alex successfully exited each of the businesses and completed his degree in accounting at The University of Georgia. Alex qualified as both a CMA and CPA and worked in public accounting from 2014 to 2016 as a strategy consultant. In January of 2016, Alex became an Advisor for Trust Stamp. After 9 months as an Advisor, Alex joined the Company full-time and now serves as the Chief Financial Officer, EVP, & Board Secretary.

Andrew Scott Francis, Chief Technology Officer

Prior to joining Trust Stamp as CTO, Scott served for 9 years in the Program Management Office with Google. This role was very entrepreneurial in nature as he was tasked with helping oversee the creation and development of a global PMO team spread across multiple data centers across the US and Europe, essentially acting as a startup intrapreneur. Prior to Google, Scott served for 10 years in a number of startup companies in Atlanta, Austin and Silicon Valley in software programming, management, and configuration management roles. As CTO, Scott oversees the Company’s software development team and programs, has responsibility for the Company’s hardware and software assets and plays a key role in working with the Company’s clients on all technical aspects of the relationship.

Mark Birschbach, Independent Director

Mark is the Senior Vice President of Strategic Business, Innovation & Technology at the National Association of REALTORS. Mark and his team drive innovation in real estate and benefits to NAR members through strategic relationships with a broad range of business and technology players around the globe. Those strategic relationships drive significant non-dues revenue, return on investment, and cost savings to NAR members. Mark drives the success NAR’s tech investment portfolio through Second Century Ventures, the most active investor in real estate technology; the award-winning REACH technology accelerator, with operations in the US, Australia, Canada and the UK; Mark leads NAR’s strategy and innovation efforts through the creation of NAR’s Emerging Technology group, the Innovation, Opportunity, and Investment (iOi) Summit, NAR’s Strategic Think Tank, Big Tech Initiatives, and other strategic projects. Mark also leads NAR’s Realtor Benefits® Program, NAR’s top level domain businesses with .realtor and .realestate, NAR’s Products business, MVP program; manages NAR’s relationship with Move Inc., operator of Realtor.com.

David Story, Chairman of the Board

David is a Fellow of the Royal Institute of Chartered Surveyors with a focus on commercial real estate investment and portfolio management. David is Managing Director of Trust Stamp’ UK subsidiary and Chairman of the Board. For more than three decades, David has worked alongside Gareth in multiple ventures in parallel to building and managing his own commercial property investment portfolio and serving as a consultant to several property investment enterprises. David has served in management, operational and advisory capacities in multiple European ventures and brings strong analytical and consensus building skills to the Trust Stamp team.

Joshua Allen, EVP, Director

Josh joins Trust Stamp as EVP of Mergers and Acquisitions in addition to serving as a director, having spent over 20 years in private equity, venture capital, and non-profit management. He serves on the Board of Directors of several charitable and educational organizations. Josh has applied entrepreneurial models of operation to several US domestic and international non-profit organizations, transforming them into effective leaders in their respective spaces. Josh’s M&A transactional expertise is centered around financial services and technology.

William McClintock, Independent Director

Bill McClintock is a well-respected figure within the United Kingdom property market, having been involved in real estate for over fifty years. During that time, he had also been Managing Director of Royal Life Estates South with a chain of two hundred and fifty offices. He successfully exited Cornerstone Estate Agencies (three hundred and forty-seven offices), when it was purchased from Abbey National plc., and subsequently joined Hamptons as International Development Director with specific responsibility for business generated in the markets of Hong Kong, Singapore, and Malaysia. In 2003 he became the Chief Operating Officer of The Ombudsman for Estate Agents for the UK and in 2007 became Chairman, a post he held until the end of 2015.

Kristin Stafford, Independent Director

Kristin Stafford is a successful serial entrepreneur specializing in SaaS and enterprise platforms supporting global compliance and background screening. Kristin is the co-founder and CEO of Vital4, a global enterprise, cloud-based platform, which provides instant data screening to support compliance, background screening, due diligence and more, on a global scale. Kristin has served as CEO of Vital4 from its inception in February 2016, and still serves as its CEO as of the date of this report.

Kristin is the co-founder and former managing partner of one of the first independent wholesale international background screening firms in the US – International Screening Solutions, Inc. Kristin managed and developed the Company from 2009 and 2015, helping to lead the Company from the ground-up into a multi-million-dollar business that recently sold the platform she designed to Dun and Bradstreet in 2021.

Kristin has more than 20 years of experience in operations management, process architecture and software development. She has organized and managed teams of over 100 employees and consultants and brings to the table a vast array of experience in facilitating the requirements of corporate clients in the development and implementation of operations systems management and software development. Before entering the international background screening space, she managed the financial operations of a large Atlanta-based financial services corporation, served as a senior consultant for Delta Technology and Northern Trust Bank and held a management role within a start-up division of GE Capital.

In her off time, Kristin is usually found surrounded by family and friends, or travelling with her three children, husband Scott, and her three fur babies Chubbs, Mable and Dipper.

Berta Pappenheim, Independent Director

Berta Pappenheim is the CEO and Co-Founder of The CyberFish Company, an organizational psychology and industry leading cyber security company that assesses and improves cybersecurity incident response capabilities of its clients. Prior to co-founding The CyberFish in January 2018, Berta worked as an occupational psychologist, delivering competency-based assessment programs in the financial and professional services, natural resources and manufacturing industries. From July 2012 to January 2017, Berta was the Managing Director of a cyber threat intelligence consulting firm, Tempest Security Intelligence, where she established and cultivated the firm’s first international office in the UK.

Berta holds a Masters in Social Sciences from the University of Linköping in Sweden and currently studies towards an MSc in Neuroscience at King’s College London.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Board of Directors and Board Committees

We have listed our shares of Class A Common Stock on the Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s Board of Directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board of Directors currently consists of eight (8) members. Our Board of Directors has determined that Mark Birschbach, William McClintock, Kristin Stafford and Ms. Berta Pappenheim qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Messrs. Genner, Gowasack, Allen, and Story are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations and in expectation of listing on Nasdaq, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure and Board’s Role in Risk Oversight

David Story is the Chairman of the Board. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of the offering, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC and risks relating to various specific developments, such as acquisitions, debt and equity placements, and new service offerings.

Our Board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk.

Committees of the Board of Directors

The Board of Directors has already established an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and a Nominating and Corporate Governance Committee (the “The Nominating and Corporate Governance Committee”). The composition and function of each committee are described below.

Audit Committee

The Audit Committee has three members, including Messrs. Birschbach, McClintock, and Stafford. Mr. Birschbach serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

Our Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;
●	review the proposed scope and results of the audit;
●	review and pre-approve audit and non-audit fees and services;
●	review accounting and financial controls with the independent auditors and our financial and accounting staff;
●	review and approve transactions between us and our directors, officers and affiliates;
●	recognize and prevent prohibited non-audit services; and
●	establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.

Compensation Committee

The Compensation Committee has three members, including Messrs. McClintock, Birschbach, and Pappenheim. Mr. McClintock serves as the chairman of the Compensation Committee.

Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;
●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administer our stock incentive and purchase plans; and
●	review the independence of any compensation advisers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has three members, including Messrs. Stafford, McClintock, and Birschbach. Mr. McClintock serves as the chairman of the Nominating and Corporate Governance Committee.

The functions of our Nominating and Corporate Governance Committee, among other things, include:

●	identifying individuals qualified to become Board members and recommending directors to be elected;
●	nominees and Board members for committee membership;
●	developing and recommending to our Board corporate governance guidelines;
●	review and determine the compensation arrangements for directors; and
●	overseeing the evaluation of our Board of Directors and its committees and management.

Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2021 or thus far in 2022. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions”.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.

Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors to the fullest extent permitted by Delaware law, and provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our Amended Charter and Amended Bylaws also provide our Board of Directors with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, each employment agreement entered into between the Company and its officers and/or directors contain certain indemnification provisions, which requires us to indemnify them in certain circumstances.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provision, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth herein, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2021.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2021 and 2020 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2021 and whose total compensation for the 2021 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

								Non-Qualified
							Non-Equity	Deferred
			Cash	Stock		Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Award		Awards	Compensation	Earnings	Compensation	Total
Gareth Genner,	2021	$250,470	$—	$—		$—	$—	$—	$—	$250,470
Chief Executive Officer (1)	2020	$242,000	$121,000	$134,430	(4)	$—	$—	$—	$—	$497,430

Andrew Gowasack, President (2)	2021	$250,470	$—	$—		$—	$—	$—	$—	$250,470
	2020	$242,000	$—	$268,877	(4)	$—	$—	$—	$—	$510,877

Andrew Scott Francis,	2021	$204,247	$—	$—		$—	$—	$—	$—	$186,300
Chief Technology Officer (3)	2020	$180,000	$—	$139,992	(4)	$—	$—	$—	$—	$319,992

(1)	Mr. Genner earned the compensation shown in the table above pursuant to the terms of his employment agreement, filed as Exhibit 10.9 to this report. Prior to entering into this employment agreement, Mr. Genner did not have a formal employment agreement with the Company that determined his compensation. The amount of cash bonus and/or stock awards issuable to Mr. Genner for his services in 2021 have not yet been determined by the Company as of the date of this filing. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(2)	Mr. Gowasack earned the compensation shown in the table above pursuant to the terms of his employment agreement, filed as Exhibit 10.9 to this report. Prior to entering into this employment agreement, Mr. Gowasack did not have a formal employment agreement with the Company that determined his compensation. The amount of cash bonus and/or stock awards issuable to Mr. Gowasak for his services in 2021 have not yet been determined by the Company as of the date of this report. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(3)	Mr. Francis earned the compensation shown in the table above pursuant to the terms of his employment agreement, filed as Exhibit 10.10 to this report. Prior to entering into this employment agreement, Mr. Scott Francis did not have a formal employment agreement with the Company that determined his compensation. The amount of cash bonus and stock awards issuable to Mr. Francis for his services in 2021 have not yet been determined by the Company as of the date of this report. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(4)	Represents the value of RSUs for Class A Common Stock that were granted in 2020 as compensation for services rendered. These RSUs are fully vested on January 2, 2023.

Director Compensation

For the fiscal year ended December 31, 2021 we paid our directors as a group (8) $111,278 for their services as directors. There are eight directors as of the date of this report.

Elements of Compensation

Base Salary

For the year ended December 31, 2021, Messrs. Genner, Gowasack, and Francis received a fixed base salary in an amount determined in accordance with their employment agreements with the Company. Factors influencing the salary of each of these individuals include:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

●	The competitiveness of the market for the officer’s services.

Bonus

Each executive officer that has an employment agreement with the Company is entitled to receive an annual bonus of not less than 50% nor more than 100% of such officer’s Base Salary (the “Bonus”) in accordance with and based on achievement of criteria established from year to year by the Board of Directors of the Company, provided that such officer is employed as of the date the Bonus is paid. The Bonus may be in the form of cash or stock awards (i.e. a number of shares of the Company’s capital stock with a cash value equal to 50% to 100% of the officer’s Base Salary). Bonuses for services in a particular fiscal year are generally determined and issued during the following fiscal year.

Stock Awards

For the years ended December 31, 2021 and 2020, we awarded 159,700 and 0 Restricted Stock Units, respectively, vesting on January 2, 2023, to our named executive officers.

Equity Incentive Plans

As of the date of this report, the Company does not have a formal equity incentive plan pursuant to which it can issue awards.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity incentive plan awards for each named executive officer and director as of December 31, 2021.

	Option Awards					Stock Awards
									Equity
			Equity					Equity	incentive
			incentive					incentive	plan awards:
			plan awards:				Market	plan awards:	Market or payout
	Number	Number	Number of			Number	value of	Number of	value of
	of securities	of securities	securities			of shares or	shares of	unearned shares,	unearned shares,
	underlying	underlying	underlying			units of	units of	units or other	units or other
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	rights that	rights that
	options (#)	options (#)	unearned	exercise	expiration	have not	have not	have not	have not
Name	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)
Gareth Genner	0	0	0	N/A	N/A	0	N/A	0	0
Andrew Gowasack	0	0	0	N/A	N/A	0	N/A	0	0
Mark Birschbach	0	0	0	N/A	N/A	0	N/A	0	0
David Story	0	0	0	N/A	N/A	0	N/A	0	0
Joshua Allen	0	0	0	N/A	N/A	0	N/A	0	0
William McClintock	0	0	0	N/A	N/A	0	N/A	0	0
Andrew Scott Francis	0	0	0	N/A	N/A	0	N/A	0	0
Alexander Valdes	0	0	0	N/A	N/A	0	N/A	0	0
Kristin Stafford	0	0	0	N/A	N/A	0	N/A	0	0
Berta Pappenheim	0	0	0	N/A	N/A	0	N/A	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets out, as of April 6, 2022 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

	Amount
	and	Amount and
	nature of	nature of	Percent
	beneficial	beneficial	of
Name and Address of Beneficial Owner	ownership	acquirable (1)	class (2)
Named Officers and Directors
Gareth Genner, Chief Executive Officer, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	797,023	39,515	3.39%
Andrew Gowasack, President, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	1,191,138	79,035	5.06%
Alexander Valdes, Chief Financial Officer, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	403,578	48,165	1.72%
Joshua Allen, Director, Level 1, Tagliaferro Business Centre, High Street, Sliema, SLM 1551, Malta	0	75,140	0.00%
David Story, Director, Chairman of the Board, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	465,545	0	1.98%
Tracy Ming, Financial Controller, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	52,525	11,250	0.22%
William McClintock, Independent Non-Executive Director, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	68,580	46,260	0.29%
Mark Birschbach, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	0	0	0.00%
Kristin Stafford, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	0	1,000	0.00%
Berta Pappenheim, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	0	0	0.00%
All executive officers and directors as a group (10 persons)	2,978,389	300,365	12.66%
Other 5% Holders
REach Ventures 2017 LP, 430 North Michigan Ave, Ninth Floor, Chicago, IL 60611	2,622,995	3,601,365	11.15%
FSH Capital, LLC, 311 S Division St, Carson City, NV, 89703-4202 (3)	2,824,653	0	12.00%

(1)	Represents shares of Class A Common Stock issuable pursuant to RSUs that vest on January 2, 2023.
(2)	Based on 23,530,021 shares of Class A Common Stock outstanding as of April 6, 2022.
(3)	Voting and dispositive control of the shares held by FSH Capital, LLC is held by Sally R. Hanna, the company’s Manager.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Settlement Agreement with Emergent Technology Holdings LP, Emergent SAFE, and Tripartite Agreement

Effective July 1, 2019, the Company and Emergent Technology Holdings LP (“Emergent”) (at the time, a greater than 5% shareholder of the Company) entered into a Settlement Agreement, pursuant to which the Company issued to Emergent a SAFE in which Emergent obtained the right to shares of the Company’s stock (purchase amount of $2.1 million and valuation cap of $20 million) that would be exercised upon a qualified equity financing as defined in the agreement (the “Emergent SAFE”). A put option also existed in this Emergent SAFE in which at the earlier of 18 months from the agreement date and the date on which the Company has raised more than $7 million of qualified equity financing, Emergent may require repayment of the unrepaid element of the purchase amount and the Company would be required to make such repayment.

On February 4, 2020, the Company entered into a tripartite agreement with Emergent and 10Clouds whereby:

●	The Company received a Purchase Order from Emergent in which Emergent requested $300 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. The intention of these services is to reduce the Emergent SAFE amount owed by the Company.
●	The Company agreed to enter into statements of work with 10Clouds for appropriate sub-contract work under the Purchase Order.
●	The Company issued an additional SAFE to 10Clouds for $200 thousand subject to an absolute right for the Company at its option to redeem that $200 thousand for cash or settle it through the conversion to Series A Preferred Stock. This SAFE has subsequently been converted into Series A Preferred Stock, and is no longer outstanding.
●	Emergent reduced the balance due on the Emergent SAFE by $500 thousand with immediate effect and asserts the outstanding balance to be $1.6 million.

On June 11, 2020, the Company entered into additional agreement with Emergent whereby:

●	Emergent agreed to issue an irrevocable Purchase Order for $500 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. We subsequently entered a statement of work with 10Clouds for $500 thousand to provide the requested services.
●	Emergent forgave $104 thousand of the value of the SAFE to represent expected profit margin for the $500 thousand worth of services described above.
●	The Company issued $400 thousand of shares of Class A Common Stock to Emergent’s designated assignees at a price of $1.56 per share (256,740 shares). This has been reflected in the statement of stockholders’ equity as of June 30, 2020.
●	The Company paid Emergent $220 thousand.
●	The Company issued a promissory note to Emergent in the principal amount of $387 thousand which has subsequently fully been repaid. A copy of this note is included as Exhibit 10.7 to this report.

The intention of the above services and transactions was to wholly settle the Emergent SAFE and as of December 31, 2020, the Emergent SAFE was extinguished in full. The Company converted the $200 thousand SAFE note into 25,674 shares of Series A Preferred Stock which was subsequently converted to shares of Class A Common Stock on September 8, 2020 along with all other outstanding shares of Series A Preferred Stock on that date.

A copy of the Settlement Agreement (along with the Emergent SAFE) is included as exhibit 10.19 to this report.

Second Century Ventures - Promissory Note and Warrant Agreement

On April 22, 2020, the Company entered a promissory note for $350,000 with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345,000. Mark Birschbach, a director of the Company is the Managing Director of SCV. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable was due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement and was repaid on time. The note accrued interest at a rate of 8% per annum, compounded monthly. The outstanding principal of $350 thousand and interest of $29 thousand was paid off on April 22, 2021.This note is included as Exhibit 10.17 to this report.

Concurrently with the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase shares of Class A Common Stock of the Company with SCV. Pursuant to the warrant agreement, the Company issued SCV a warrant to purchase 75,000 shares at a strike price of $0.002 per share through April 22, 2021. At the expiration of the warrant agreement the warrants will be automatically exercised if the fair market value of the exercise shares exceeds the exercise price. If at any time during the term the fair market value of the exercise shares exceeds five times the exercise price, the Company shall provide SCV written notice and SCV may elect to exercise the warrant. If at any time during the term of the warrant agreement any portion of the shares of Class A Common Stock are converted to other securities, the warrants shall become immediately exercisable for that number of shares of the other securities that would have been received if the warrant agreement had been exercised in full prior to the conversion and the exercise price shall be adjusted. These warrants were exercised on April 22, 2021 at $0.002 per share. This warrant agreement is included as Exhibit 10.18 to this report.

Other than the transactions listed above and payment of compensation under employment contracts, no officer, director or holder of a 10% or greater interest in the equity of the Company (or family member thereof) has entered into any proposed or current transaction with the Company that exceeds $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years.

Employment Agreements with Gareth Genner, Andrew Gowasack, Andrew Scott Francis, and Alex Valdes

Effective December 8, 2020 Company entered into new executive employment agreements with Gareth Genner, Andrew Gowasack, Andrew Scott Francis, and Alex Valdes, with the effective date of these agreements coinciding with the Company’s listing on the Euronext Growth Marker on December 8, 2020. These agreements are included as exhibits 10.8, 10.9, and 10.10.

Secured Loan Agreements with Alex Valdes, Andres Scott Francis, and David Story.

The Company entered into three Secured Loan Agreements with certain of its officers and directors on August 16, 2017 – one with Alex Valdes, the Company’s Chief Financial Officer, one with Andrew Scott Francis, the Company’s Chief Technology Officer, and one with David Story, the Chairman of the Company’s Board (at the time, solely an employee of the Company, and not yet a director). The Company issued certain shares of the Company’s Class A Common Stock to these individuals in exchange for $225,000 in notes receivable. Interest accrues on these Secured Loan Agreements at a rate equal to the Wall Street Journal Prime Rate and accrues interest on a compounded basis annually, provided, however, that so long as the loan holders remain employed by the Company, the interest rate shall be abated to the Applicable Federal rate at August 2017 of 0.96% per annum. The Secured Loan Agreements originally had a maturity date of August 16, 2020. However, the Company subsequently entered into loan extension agreements with each of Alex Valdes, Andrew Scott Francis, and David Story to extend the maturity date of the loans to August 16, 2022. As of June 30, 2021, there was a total of $233,362 in principal and accrued interest due to the Company on these loans, with $77,787 owed by Alex Valdes, Andrew Scott Francis, and David Story, respectively. On November 18, 2021, David Story repaid to the Company the entire outstanding balance on his Secured Loan Agreement, resulting in Mr. Story’s Secured Loan Agreement being satisfied, and having no further force or effect. Additionally on November 18, 2021, the Company and each of Alex Valdes and Andrew Scott Francis agreed to cancel their respective outstanding Secured Loan Agreements with the Company, with any amounts owed by Alex Valdes and Andrew Scott Francis to the Company pursuant to their Secured Loan Agreements being forgiven by the Company. The Company will record the forgiveness of the outstanding balance of these loans as 2021 bonus compensation to each of Alex Valdes and Andrew Scott Francis equal to the amounts outstanding respectively as of November 18, 2021 on each Mr. Valdes’ and Mr. Francis’ Secured Loan Agreements. As a result of the foregoing, as of the date of this report, the balances previously owed to the Company under the Secured Loan Agreements are no longer outstanding obligations of the Messrs. Story, Valdes, or Francis.

See Exhibits 10.1 through 10.6 to this report for copies of the above Secured Loan Agreements and corresponding extensions.

Mutual Channel Agreement

On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who will be appointed as a Director of the Company on December 1, 2021. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not paid Vital4Data, Inc. any commissions pursuant to this agreement to date. A copy of this agreement is included as Exhibit 10.16 to this report.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Cherry Bekaert, LLP, for services rendered.

	For the years ended
	December 31,	December 31,
	2021	2020
Audit Fees (1)	$107,556	$55,704
Audit-Related Fees (2)	50,000	70,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$157,556	$125,704

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees consist of fees billed for all other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-34 of this annual report on Form 10-K

2.Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.3 to the Company’s Form 1-A/A filed with the SEC on April 6, 2020).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.3 of the Company’s Form 1-U filed with the SEC on August 20, 2021)
10.1	Secured Loan Agreement dated August 16, 2017 between Alex Valdes and the Company (incorporated by reference to Exhibit 6.3 to the Company’s Form DOS filed with the SEC on December 30, 2019).
10.2

Extension to August 16, 2017 Secured Loan Agreement between Alex Valdes and the Company dated August 16, 2021. (incorporated by reference to Exhibit 6.4 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.3	Secured Loan Agreement dated August 16, 2017 between Andrew Scott Francis and the Company (incorporated by reference to Exhibit 6.4 to the Company’s Form DOS filed with the SEC on December 30, 2019).
10.4

Extension to August 16, 2017 Secured Loan Agreement between Andrew Scott Francis and the Company dated August 16, 2021 (incorporated by reference to Exhibit 6.6 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.5	Secured Loan Agreement dated August 17, 2017 between David Story the Company (incorporated by reference to Exhibit 6.7 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.6

Extension to August 17, 2017 Secured Loan Agreement between David Story and the Company dated August 17, 2021 (incorporated by reference to Exhibit 6.8 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.7

Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020). (incorporated by reference to Exhibit 6.10 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.8

Executive Employment Agreement of Alex Valdes, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.12 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.9

Executive Employment Agreements of Gareth Genner and Andrew Gowasack, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.10	Executive Employment Agreement of Andrew Scott Francis, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.11

Malta Enterprise Letter dated July 8, 2020 sent to the Company (Repayable Advance of €800,000) (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.12

Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.13

Letter of Appointment effective December 1, 2021 sent by the Company to Berta Pappenheim (as non-executive director appointee) (incorporated by reference to Exhibit 6.16 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.14

Letter of Appointment effective December 1, 2021 sent by the Company to Kristin Stafford (as non-executive director appointee) (incorporated by reference to Exhibit 6.17 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.15

Warrant Agency Agreement between the Company and Colonial Stock Transfer Company, Inc. dated August 20, 2021. (incorporated by reference to Exhibit 6.18 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.16

Mutual Channel Agreement dated November 15, 2020 between the Company and Vital4Data, Inc. (incorporated by reference to Exhibit 6.19 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.17

Secured Promissory Note between the Company (as Debtor) and Second Century Ventures, LLC. (as Creditor) dated April 22, 2020 (incorporated by reference to Exhibit 6.8 to the Company’s Form 1-A/A filed with the SEC on April 30, 2020).

10.18

Warrant to Purchase Common Stock between the Company and Second Century Ventures, LLC dated April 22, 2020 (incorporated by reference to Exhibit 6.9 to the Company’s Form 1-A/A filed with the SEC on April 30, 2020).*

10.19

Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company (Included as Exhibit 6.1 to the Company’s Form 1-A filed with the SEC on March 12, 2020). (incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

21.1*	List of Subsidiaries
23.1*	Consent of independent auditors
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T STAMP INC.
/s/ Gareth Genner
Gareth Genner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gareth Genner
Gareth Genner, Principal Executive Officer, Chief Executive Officer, Director
Date: April 6, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: April 6, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: April 6, 2022

/s/ David Story
David Story, Director
Date: April 6, 2022

/s/ William McClintock
William McClintock, Director
Date: April 6, 2022

/s/ Mark Birschbach
Mark Birschbach, Director
Date: April 6, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: April 6, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: April 6, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: April 6, 2022