Form 10-Q
period 2022-03-31
T Stamp Inc
filed 2022-05-12
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 23,561,485 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T STAMP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,836,151	$3,475,695
Accounts receivable	1,033,359	1,278,286
Related party receivables	254	13,648
Prepaid expenses and other current assets	1,221,541	996,602
Total Current Assets	8,091,305	5,764,231
Capitalized internal-use software, net	1,246,755	1,160,044
Goodwill	1,248,664	1,248,664
Intangible assets, net	204,630	201,807
Property and equipment, net	111,585	111,768
Other assets	150,601	178,140
Total Assets	$11,053,540	$8,664,654
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$653,780	$304,140
Related party payables	171,221	252,773
Accrued expenses	1,318,435	1,059,532
Deferred revenue	321,490	503,433
Customer deposit liabilities	—	280,108
Total Current Liabilities	2,464,926	2,399,986

Warrant liabilities	334,106	374,694
Non-convertible notes payable, non-current, plus accrued interest of $16,045 and $12,252, respectively	838,136	856,258
Total Liabilities	3,637,168	3,630,938

Commitments and Contingencies, Note 13

Stockholders' Equity:
Series A Preferred Stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock $0.01 par value, 37,500,000 shares authorized, 23,247,456 and 20,475,143 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	232,475	204,751
Treasury stock, at cost: 282,565 shares held as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	35,778,493	31,822,079
Noncontrolling interest	161,439	161,439
Stockholders' notes receivable	(102,337)	(130,267)
Accumulated other comprehensive income	246,550	183,900
Accumulated deficit	(28,900,248)	(27,208,186)
Total Stockholders' Equity	7,416,372	5,033,716
Total Liabilities and Stockholders' Equity	$11,053,540	$8,664,654

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2022	2021
Net revenue	$2,821,044	$532,283
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	693,978	257,419
Research and development	493,686	755,036
Selling, general, and administrative	3,120,572	1,334,041
Depreciation and amortization	153,928	121,453
Total Operating Expenses	4,462,164	2,467,949
Operating Loss	(1,641,120)	(1,935,666)
Non-Operating Income (Expense):
Interest income (expense)	(3,958)	(32,220)
Change in fair value of warrant liability	40,588	—
Other income	6,941	—
Other expense	(94,513)	(64,007)
Total Other Expense, Net	(50,942)	(96,227)
Net Loss before Taxes	(1,692,062)	(2,031,893)
Income tax expense	—	—
Net loss including noncontrolling interest	(1,692,062)	(2,031,893)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to T Stamp Inc.	$(1,692,062)	$(2,031,893)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.07)	$(0.11)
Weighted-average shares used to compute basic and diluted net loss per share	22,748,432	17,813,081

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2022	2021
Net loss including noncontrolling interest	$(1,692,062)	$(2,031,893)
Other Comprehensive Income:
Foreign currency translation adjustments	62,650	44,622
Total Other Comprehensive Income	62,650	44,622
Comprehensive loss	(1,629,412)	(1,987,271)
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(1,629,412)	$(1,987,271)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

								Accumulated
			Additional				Stockholders'	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, January 1, 2021	17,695,985	$176,965	$20,306,496	282,565	$—	$163,182	$(467,061)	$45,100	$(18,151,023)	$2,073,659
Issuance of common stock	805,665	8,051	2,398,441	—	—	—	—	—	—	2,406,492
Stock-based compensation	—	—	172,111	—	—	—	172,111	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	27,930	—	—	27,930
Currency translation adjustment	—	—	—	—	—	—	—	44,622	—	44,622
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(2,031,893)	(2,031,893)
Balance, March 31, 2021	18,501,650	185,016	$22,877,048	282,565	$—	$163,182	$(439,131)	$89,722	$(20,182,916)	$2,692,921

								Accumulated
			Additional				Stockholders'	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Loss	Deficit	Total
Balance, January 1, 2022	20,475,143	$204,751	$31,822,079	282,565	$—	$161,439	$(130,267)	$183,900	$(27,208,186)	$5,033,716
Exercise of warrants to common stock	2,452,451	24,525	3,359,237	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	43,598	436	52,878	—	—	—	—	—	—	53,314
Issuance of common stock	80,430	805	202,633	—	—	—	—	—	—	203,438
Issuance of common stock warrants	—	—	55,838	—	—	—	—	—	—	55,838
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	195,834	1,958	(1,958)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	27,930	—	—	27,930
Stock-based compensation	—	—	287,786	—	—	—	—	—	—	287,786
Currency translation adjustment	—	—	—	—	—	—	—	62,650	—	62,650
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(1,692,062)	(1,692,062)
Balance, March 31, 2022	23,247,456	$232,475	$35,778,493	282,565	$—	$161,439	$(102,337)	$246,550	$(28,900,248)	$7,416,372

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(1,692,062)	$(2,031,893)
Net loss attributable to noncontrolling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	153,928	121,453
Stock-based compensation	287,786	172,111
Change in fair value of warrant liability	(40,588)	—
Repayment of shareholder loan through in-kind services	27,930	27,930
Changes in assets and liabilities:
Accounts receivable	244,927	(325,466)
Related party receivables	13,394	5,820
Prepaid expenses and other current assets	(224,939)	139,913
Other assets	27,539	—
Accounts payable and accrued expenses	604,378	(58,033)
Related party payables	(81,552)	(106,513)
Deferred revenue	(181,943)	(77,692)
Customer deposit liabilities	(280,108)	—
Net cash flows from operating activities	(1,141,310)	(2,132,370)

Cash flows from investing activities:
Purchases of property and equipment	(10,059)	(497)
Capitalized internally developed software costs	(206,523)	(97,558)
Acquisition of Pixelpin intangible asset	—	(90,621)
Patent application costs	(28,173)	(45,245)
Net cash flows from investing activities	(244,755)	(233,921)
Cash flows from financing activities:
Proceeds from exercise of warrants to common stock	3,383,762	—
Proceeds from exercise of options to common stock	53,314	—
Proceeds from issuance of common stock	203,438	2,406,492
Proceeds from issuance of common stock warrants	55,838	—
Proceeds from loan from Maltese government	—	540,607
Net cash flows from financing activities	3,696,352	$2,947,099
Effect of foreign currency translation on cash	50,169	46,395
Net change in cash and cash equivalents	2,360,456	627,203
Cash and cash equivalents, beginning of period	3,475,695	1,469,952
Cash and cash equivalents, end of period	$5,836,151	$2,097,155

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business - T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, “us”, “our” or the “Company”) develops and markets identity authentication software solutions for enterprise partners and peer-to-peer markets as the Privacy-First Identity CompanyTM.

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

Regulation D Common Stock Offering - On March 12, 2021, the Company launched a Regulation D offering of its Class A Common Stock to accredited investors for $5.00 million or 1,633,986 shares. The raise was marketed to the Company’s existing investor email list as well as new investors with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021, with $3.92 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial phase, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 of additional shares, again only to accredited investors, with a $5 thousand minimum investment and a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021, with $82 thousand of reserved investment with the contracted sale of 21,400 shares of Class A Common Stock. The Company incurred offering costs of $61,582 from this offering that were recorded as a reduction of the gross proceeds.

Regulation CF, D, and S Common Stock and Warrant Offering - On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. As of December 31, 2021, the Company received $4,353,480 in gross proceeds from the issuance of 1,088,370 Regulation CF Units to investors. The Company received an additional $198,420 in gross proceeds from the issuance of 49,605 Regulation CF Units to investors during the three months ended March 31, 2022. We raised a final total of $4,551,900 in gross proceeds from the issuance of 1,137,975 Regulation CF units to investors in this offering as of March 31, 2022.

On January 7, 2022, we closed the public portion of the Regulation D offering and conducted an additional close on February 2, 2022. As of December 31, 2021, the Company received $858,956 in gross proceeds from the issuance of 214,739 Regulation D Units to investors. The Company received an additional $105,000 in gross proceeds from the issuance of 26,250 Regulation D Units to investors during the three months ended March 31, 2022. We raised a final total of $963,956 in gross proceeds from the issuance of 240,989 Regulation D units to investors in this offering as of March 31, 2022.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S units to investors in this offering. As of December 31, 2021, the Company received $219,416 in gross proceeds from the issuance of 54,854 Regulation S Units to investors. The Company received an additional $5,000 in gross proceeds from the issuance of 1,250 Regulation D Units to investors during the three months ended March 31, 2022.

Liquidity - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the three months ended March 31, 2022 of $1.69 million, operating cash outflows of $1.14 million for the same period, and an accumulated deficit of $28.90 million as of March 31, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Refer to Note 14 for an expanded discussion of the 90-day cessation of the ICE renewal. Management has evaluated these conditions and due to the capital raises discussed above, we believe that we have sufficient liquidity to support the planned operations of our business for twelve months from the date these financials are issued.

Basis of Consolidation and Presentation - The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower Artificial Intelligence Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited ("Trust Stamp Malta"), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, and Metapresence Limited. All significant intercompany transactions and accounts have been eliminated.

The Company has entered joint ventures with Biometric Innovations Limited (formerly "Trust Stamp Fintech Limited") and Trust Stamp Cayman. Biometric Innovations Limited is a company incorporated in the United Kingdom by the Company's management. The purpose of this entity was to establish beachhead operations in the country in order to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity remains separate from the Company's operations and serves as a sales and marketing function for the product "NAEA" which was developed for the contract between the listed parties. Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government's Enterprise Zone. No operations were established. Due to common ownership of the Company and these two entities, the Company has funded all operating expenses since inception and as a result, the operations of these entities are included in the condensed consolidated financial statements. On June 11, 2020, the Company entered into a stock exchange with Biometric Innovations Limited, becoming a 100% owner. As of March 31, 2022, Biometric Innovations Limited is included as a consolidated entity within the March 31, 2022 financial statements.

Further, we continue to consolidate TStamp Incentive Holdings “TSIH” which we consider to be a variable interest entity.

Variable Interest Entity - On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 1,602,565 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 1,033,335 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020, upon the Company being listed on a public market. The remaining 282,565 shares are earmarked for the 2020 employee RSU bonus and recorded to treasury stock as of March 31, 2022.

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

Use of Estimates — The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates that include, but are not limited to, percentage of completion related to revenue contracts that are not fully complete at the end of a fiscal year, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the useful lives of property and equipment and intangible assets, the recoverability of goodwill, stock-based compensation including the determination of the fair value of our common stock, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, and warrant liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Impacts of COVID-19 — The World Health Organization declared in March 2020 that the outbreak of the novel coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide, beginning in January 2020. The Company assessed the impacts of the coronavirus pandemic on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included, but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the condensed consolidated financial statements as of and for the three months ended March 31, 2022. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its consolidated financial statements in future reporting periods.

Segment Information — The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a condensed consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Risks and Uncertainties — The Company is dependent upon additional capital resources for its planned full-scale operations and is subject to significant risks and uncertainties, including failing to secure funding to continue to operationalize the Company’s plans or failing to profitably operate the business.

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2022 and December 31, 2021, the Company had $4.18 million and $2.25 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent the amounts are recorded in the consolidated balance sheets. We extend different levels of credit and maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.

One customer represented 63% and 51% of the balance of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. Two other customers represented 34% and 41% of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of March 31, 2022 and December 31, 2021, the Company had not experienced any significant losses on its accounts receivable.

During the three months ended March 31, 2022, the Company sold to primarily four customers which made up approximately 98% of total net revenue. The remaining revenue recognized during the three months ended March 31, 2022, which made up approximately 2% of total net revenue, was from various other customers.

During the three months ended March 31, 2021, the Company sold to primarily three customers which made up approximately 96% of total net revenue. The remaining revenue recognized during the three months ended March 31, 2021, which made up approximately 4% of total net revenue, was from various other customers.

The loss of, or substantial reduction, in statements of work from the Company’s major customers could have a material effect on the consolidated financial statements.

Foreign Currencies — The functional currencies of the Company’s foreign subsidiaries are the local currencies. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate method at the condensed consolidated balance sheet date. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries. Income and expenses are translated at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income or other expense in the condensed consolidated statements of operations.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash in banks and bank deposits. The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts, if any. Allowance for doubtful accounts is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and as well as reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivables are written-off and charged against an allowance for doubtful accounts when the Company has exhausted collection efforts without success. No allowance for bad debts has been established. Bad debts are recognized when they are deemed uncollectible, and management considers all present receivables fully collectible.

As of March 31, 2022 and December 31, 2021, accounts receivable includes unbilled receivables of $101 thousand and $109 thousand, respectively.

Property and Equipment, Net — Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred whereas additions and major improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation are derecognized from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.

Capitalized Internal-Use Software, Net — Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. The Company capitalizes eligible costs to develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. These costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Costs incurred during the preliminary project stage and during the post implementation operational stage are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

Business and Asset Acquisitions — When the Company acquires a business, the purchase price is allocated to the tangible and identifiable intangible assets, net of liabilities assumed. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The Company accounts for a transaction as an asset acquisition pursuant to the provisions of ASU No. 2017-01, Clarifying the Definition of a Business, when substantially all of the fair value of the gross assets acquired is concentrated into a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of March 31, 2022 and December 31, 2021, no property and equipment, capitalized internal-use software, and intangible assets, were impaired.

Goodwill — Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the three months ended March 31, 2022 and March 31, 2021.

Fair Value of Assets and Liabilities — The Company follows the relevant U.S. GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities; in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The estimated fair values of cash, accounts receivable, related party receivables, prepaid expenses and other current assets, other assets, accounts payable, related party payables, accrued expenses, deferred revenue, customer deposit liabilities, and nonconvertible notes payable. The Company accounts for its financial assets and liabilities at fair value regularly. The Company evaluates the fair value of its non-financial assets and liabilities on a nonrecurring basis.

Revenue Recognition — The Company derives its revenue primarily from professional services. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company determines the amount of revenue to be recognized through the application of the following steps:

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

During the year ended December 31, 2021, the Company entered into a significant contract with U.S. Immigration and Customs Enforcement (“ICE”) that contained multiple performance obligations, including software application development, phones, and services to assist ICE. The Company allocates the transaction price for this contract based on the stand-alone selling price of each performance obligation. The Company uses the expected cost-plus margin approach for determining the stand-alone selling prices of the phones and services to assist ICE, as this is believed to be the most accurate method of allocating the transaction price to these performance obligations, maximizing the use of observable inputs. As the Company does not have a similar software application that has been sold to another customer, the Company uses the residual approach for determining the stand-alone selling price of the software application development by subtracting the sum of the stand-alone selling prices for the phones and services to assist ICE from the total transaction price.

Contract Balances — The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore, the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

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

Costs to Obtain and Fulfill Contracts — Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented. The Company recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. Costs to fulfill contracts were not material in the periods presented. The Company elected to apply the practical expedient in accordance with ASC 340 which allows the Company to expense commissions as incurred when the contract term is twelve months or less in total.

Cost of Services — Cost of services generally consists of the cost of hosting fees, materials, and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services.

Research and Development — Research and development costs are expensed as incurred and consist primarily of personnel costs such as salaries and benefits and relate primarily to time spent during the preliminary project stage and post implementation maintenance and bug fixes associated with capitalized internal-use software activities, and front end application development in which technological feasibility has not been established. Depreciation and amortization expense is not included in research and development.

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $58 thousand and $24 thousand for the three months ended March 31, 2022 and 2021, respectively.

Stock- Based Compensation — The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each stock-based award is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for stock grants and restricted stock units. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common shares, the expected term of the share option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of common shares. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The calculated fair value is recognized as expense over the requisite service period using the straight-line method. Forfeitures are accounted for in the period in which they occur. Trust Stamp offers the indirect repurchase of shares through a net-settlement feature upon the vesting of RSU awards in order to satisfy minimum statutory tax-withholding requirements for the recipient.

Income Taxes — The Company records income tax provisions for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

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

We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% during the three months ended March 31, 2022 and 2021. Management has evaluated all other tax positions that could have a significant effect on the consolidated financial statements and determined the Company had no uncertain income tax positions as of March 31, 2022 and December 31, 2021, respectively.

Leases — Leases are reviewed and classified as either capital or operating leases at their inception. In certain lease agreements, we may receive renewal or expansion options, rent holidays, and other incentives. For operating leases, we recognize lease costs on a straight-

line basis once we take control of the space, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

Commitments and Contingencies — Liabilities for loss contingencies arising from claims, disputes, legal proceedings, fines and penalties, and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of such legal costs from insurance policies are recorded as an offset to legal expenses in the period they are received.

Treasury Stock — Repurchased treasury stock is recorded at cost. When treasury stock is resold at a price different than its historical acquisition cost, the difference is recorded as a component of additional paid-in capital in the consolidated balance sheets.

Net Loss per Share Attributable to Common Stockholders — Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive Class A Shares of Common Stock equivalents for the period. For purposes of this calculation, stock-based awards, warrants, and the conversion option of convertible notes are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The standard requires all leases with lease terms over twelve months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either financial or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. The guidance is effective for reporting periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The Company is adopting the new guidance during the current annual period and will reflect the effects of such adoption, including the additional required disclosures, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncement — As of January 1, 2020, the Company has adopted, on a prospective basis, ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, which results in ASC 505-50, Equity Based Payments to Non-Employees, no longer being applicable to those awards. As a result, non-employee awards will initially be measured consistent with employee awards and revaluation will no longer be required until a counterparty’s performance is complete. The Company did not have a material amount of non-employee awards at adoption and therefore the impact of the adoption of this standard was immaterial.

In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. The amendments in this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company adopted this standard as of January 1, 2022 and the guidance did not have a material impact to its condensed consolidated financial statements or related disclosures.

Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date but does not include all of the disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

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

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $28 thousand investment with five new patent issuances and nine new patent filings during the three months ended March 31, 2022.

3.    Borrowings

Non-Convertible Promissory Notes Payable

	As of March 31,	As of December 31,
	2022	2021
Malta loan receipt 2 – August 10, 2021	$313,824	$322,190
Malta loan receipt 1 – February 9, 2021	508,267	521,816
Total principal outstanding	822,045	844,006
Plus accrued interest	16,045	12,252
Total promissory notes payable	$838,136	$856,258

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potential repayable advance of up to €800 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2021 the Company had received $844 thousand recorded to non-convertible notes payable. As of March 31, 2022, the balance received was $822 thousand due to changes in foreign currency rates with no additional receipts received during the three months ended March 31, 2022.

The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative one percent, the interest rate shall be fixed at one percent. The Company will repay a minimum of 10% percent of pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue generating contracts and therefore, we do not believe any amounts shall be classified as current.

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2021 to March 31, 2022:

Warrants ($)
Balance as of January 1, 2021	$287,750
Additional warrants issued	—
Change in fair value	86,944
Balance as of December 31, 2021	$374,694
Additional warrants issued	—
Change in fair value	(40,588)
Balance as of March 31, 2022	$334,106

As of March 31, 2022, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of March 31, 2022.

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

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of March 31, 2022, the warrant liability is recorded at $84 thousand which is a $41 thousand decrease from the balance as of December 31, 2021 of $125 thousand.

Equity Classified Warrants

		As of March 31,	As of December 31,
Warrant Issuance Date	Strike Price	2022	2021
September 30, 2016	$0.1664	—	400,641
November 9, 2016	$0.6240	400,640	400,640
January 23, 2020	$1.6000	932,210	932,210
January 23, 2020	$1.6000	2,622,995	4,660,555
August – December 2021	$4.0000	1,343,713	1,357,963
January – February 2022	$4.0000	77,105	—
Total warrants outstanding		5,376,663	7,752,009

On September 30, 2016, the Company issued REach® a warrant to purchase 400,641 shares of Class A Shares of Common Stock with an exercise price of $0.1664 per share. There is no vesting period, and the warrant expires on September 30, 2026. The fair value of the warrant was estimated on the date of grant using the Black-Scholes-Merton model.

On December 21, 2021, REach® executed a Notice of Exercise for its warrants to purchase 400,641 shares of Class A Common Stock at an exercise price of $0.1664 per share. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $67 thousand to the Company for the warrant exercise.

The Company has issued a customer a warrant to purchase 400,640 shares of Class A Shares of Common Stock with an exercise price of $0.6240 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrant. The fair value of the warrant issued in connection with the customer contract was determined to be $0.46 per share and had a fair value of $183 thousand which was recorded as a deferred contract acquisition asset and to additional paid-in capital during the year ended December 31, 2016 and which was amortized as a revenue discount in the periods prior to those presented. The fair value of the warrant issued is recorded as a revenue discount as it is considered a sales incentive.

These warrants remain outstanding as of March 31, 2022.

In January 2020, the Company has issued REach® a warrant to purchase 932,210 shares of the Company’s Class A Shares of Common Stock at an exercise of $1.60 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with an agreed value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

These warrants remain outstanding as of March 31, 2022.

In January 2020, the Company has issued SCV a warrant to purchase 4,660,555 shares of the Company’s Class A Shares of Common Stock at a strike price of $1.60 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.60 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.

The warrants to purchase the remaining 2,622,995 shares of the Company’s Class A Shares of Common Stock remain outstanding as of March 31, 2022.

The Company issued 1,435,068 warrants from August 2021 to February 2022 related to the Regulation CF, D, and S common stock and warrant offering discussed in Note 1 to the consolidated financial statements included under Item 1. These warrants became exercisable on January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering.

During the three months ended March 31, 2022, investors exercised 14,250 warrants at an exercise price of $4.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.

The warrants to purchase the remaining 1,420,818 shares of the Company’s Class A Shares of Common Stock remain outstanding as of March 31, 2022.

5.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid operating expenses	$483,316	$319,996
Rent deposit	95,809	100,425
VAT receivable associated with SAIT	70,445	68,798
Prepaid Sponsorship	75,000	100,000
Tax credit receivable	90,501	75,106
Deferred cost to obtain contract	—	—
Miscellaneous receivable	406,470	332,277
Prepaid expenses and other current assets	$1,221,541	$996,602

Capitalized internal-use software, net

Capitalized internal-use software, net consisted of the following:

		March 31,	December 31,
	Useful Lives	2022	2021
Internally developed software	5 Years	$2,744,918	$2,538,395
Less accumulated depreciation		(1,498,163)	(1,378,351)
Capitalized internal-use software, net		$1,246,755	$1,160,044

Amortization expense is recognized on a straight-line basis and for the three months ended March 31, 2022 and 2021 totaled $120 thousand and $106 thousand, respectively.

Property and equipment, net

Property and equipment, net consisted of the following:

		March 31,	December 31,
	Useful Lives	2022	2021
Computer equipment	3-4 Years	$134,826	$125,139
Furniture and fixtures	10 Years	28,120	28,870
Property and equipment, gross		162,946	154,009
Less accumulated depreciation		(51,361)	(42,241)
Property and equipment, net		$111,585	$111,768

Depreciation expense is recognized on a straight-line basis and for the three months ended March 31, 2022 and 2021 totaled $10 thousand and $11 thousand, respectively.

Other assets

Other assets consisted of the following:

	March 31,	December 31,
	2022	2021
Tax credit receivable	$150,601	$178,140
Other assets	$150,601	$178,140

Accrued expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Compensation payable	$523,801	$597,849
Commission liability	362,505	—
Accrued employee taxes	268,024	349,256
Other accrued liabilities	164,105	112,427
Accrued expenses	$1,318,435	$1,059,532

6.    Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the periods ended March 31, 2022 and December 31, 2021.

Intangible assets consisted of the following:

		March 30,	December 31,
	Useful Lives	2022	2021
Patent application costs	3 Years	$235,803	$207,630
Trade name and trademarks	3 Years	84,741	86,999
Intangible assets, gross		320,544	294,629
Less: Accumulated amortization		(115,914)	(92,822)
Intangible assets, net		$204,630	$201,807

Amortization expense for the three months ended March 31, 2022 and 2021 totaled $24 thousand and $4 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2022	$74,082
2023	97,068
2024	32,568
2025	912
$204,630

7.    Revenue Recognition

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2022 and December 31, 2021 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended
	March 31,
	2022	2021
Professional services (over time)	$2,758,544	$482,283
License fees (over time)	62,500	50,000
Total Revenue	$2,821,044	$532,283

8.    Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0%for the three months ended March 31, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company had no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of March 31, 2022 and December 31, 2021.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2016 through 2021.

9.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(1,692,062)	$(2,031,893)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	22,748,432	17,813,081

Net loss per share attributable to common stockholders	$(0.07)	$(0.11)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	March 31,	March 31,
	2022	2021
Options, RSUs, and grants	2,609,659	1,910,036
Warrants	6,389,173	7,263,061
Total	8,998,832	9,173,097

10.    Stock Awards and Stock-Based Compensation

From time to time, the Company may issue stock awards in the form of Class A Shares of Common Stock grants, Restricted Stock Units (RSUs), or Class A Shares of Common Stock options with vesting/service terms. Stock awards are valued on the grant date using the Company’s common stock share price quoted on an active market. Stock options are valued using the Black-Scholes-Merton pricing model to determine the fair value of the options. We generally issue our awards in terms of a fixed monthly value, resulting in a variable number of shares being issued, or in terms of a fixed monthly share number.

During the three months ended March 31, 2022 and 2021, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company on a monthly basis. The total granted stock-based awards to advisory board members and other external advisors during the three months ended March 31, 2022 and 2021 included grants totaling, $3 thousand and $0, respectively, options totaling $0, and RSUs totaling $17 and $8 thousand, respectively.

In addition to issuing stock awards to advisory board members and other external advisors, during the three months ended March 31, 2022 and 2021, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended March 31, 2022 and 2021 included grants totaling, $149 thousand and $84 thousand, respectively, options totaling $29 thousand and $80 thousand, respectively, and RSUs totaling $89 thousand and $0, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2022	1,975,010	$1.28	2.42	$5,365,737
Options granted	8,811	0.68
Options exercised	(43,599)	1.43
Options canceled and forfeited	—	—
Balance as of March 31, 2022	1,940,222	1.28	2.16	1,932,566
Options vested and exercisable as of March 31, 2022	1,940,222	$1.28	2.16	$1,932,566

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $37 thousand and $0, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.34 and $1.11 per share, respectively. The total grant-date fair value of options that vested during the three months ended March 31, 2022 and 2021 was $29 thousand and $81 thousand, respectively.

As of March 31, 2022, the Company had 1,940,222 stock options outstanding of which all are fully vested options. As of March 31, 2022, the Company had 228,055 common stock grants outstanding of which 198,388 were vested but not issued and 29,667 were not yet vested. All granted and outstanding common stock grants will fully vest by February 28, 2023. The Company had unrecognized stock-based compensation related to common stock grants of $60 thousand as of March 31, 2022. As of March 31, 2022, the Company had 441,382 RSUs outstanding of which 196,322 were vested but not issued and 245,060 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2023. The Company had unrecognized stock-based compensation related to RSUs of $297 thousand as of March 31, 2022.

The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2022:

Fair value of Class A Shares of Common Stock	$2.82–4.58
Exercise price	$0.65-0.75
Risk free interest rate	1.25 - 2.09%
Expected dividend yield	0.00%
Expected volatility	52.80-53.22%
Expected term	3 Years

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
Cost of services	$2,174	$—
Research and development	59,860	43,493
Selling, general, and administrative	225,752	128,618
Total stock-based compensation expense	$287,786	$172,111

11.    Related Party Transactions

Related party payables of $171 thousand and $253 thousand as of March 31, 2022 and December 31, 2021, respectively, primarily relate to amounts owed to 10Clouds, the Company’s third-party contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended March 31, 2022 and 2021, totaled approximately $215 thousand and $225 thousand, respectively, of which certain amounts were recorded as capitalized internal-use software, research and development, or cost of services. A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $21 thousand and $0 during the three months ended March 31, 2022 and 2021, respectively. Amounts payable as of March 31, 2022 and 2021 was $0.

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

On August 16, 2017, the Company entered into three shareholder loan agreements with three related parties for $75 thousand each at an interest rate abated to the Applicable Federal Rate at August 2017 of ninety-six basis points. The loans were issued in exchange for 176,282 (22 pre-pre-split) shares each and are payable to Company on the earlier of three years from the date of the Agreement, or within ninety (90) days upon liquidation of the loan’s underlying security. On July 28, 2020 and August 16, 2021, the Company extended the shareholder loans maturity date of these loans by one year on each date for a total extension of two years from the original maturity date. On November 18, 2021, one shareholder repaid the loan in full, and the Company's Board resolved to forgive the other two loans in full as a bonus to the remaining two shareholders. As of March 31, 2022 and 2021 the shareholder loan balances totaled $0 and $225 thousand respectively.

12.    Malta Grant

During July 2020 the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first twelve months following Trust Stamp Malta's incorporation in the Republic of Malta. The Company must provide an initial capital amount of €50 thousand, which is matched with a €50 thousand grant. The remaining €150 thousand are provided as reimbursement of operating expenses twelve months following incorporation.

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment. The Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company incurred $0, respectively, in expenses that are reimbursable under the grant and therefore, recorded these amounts as grant income in the consolidated statements of operations. As of March 31, 2022, all amounts provided for under this grant were received.

On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. During the three months ended March 31, 2022, the Company incurred $0 in expenses that are reimbursable under the grant. As of March 31, 2022, no amounts provided under this grant were received.

13.    Commitments and Contingencies

Operating Leases – The Company leased office space in Georgia and certain other states in the U.S. under various operating lease arrangements, some of which are month-to-month leases arrangements. The Company also has several vehicle leases and corporate apartment leases in Malta requiring monthly payments. As of March 31, 2022, there were no minimum lease commitments related to month-to-month lease arrangements.

The following are the future minimum lease obligations on the Company’s lease agreements as of March 31, 2022:

Future minimum lease obligations
Remainder of 2022	$216,540
2023	103,484
2024	82,041
2025	55,847
2026	2,819
Total	$460,731

Rental expense totaled $145 thousand for the three-month periods ended March 31, 2022 and 2021, respectively.

Litigation – The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business

14.    Subsequent Events

Subsequent events have been evaluated through May 12, 2022, the date these condensed consolidated financial statements were available to be issued.

U.S. Immigration and Customs Enforcement (“ICE”) Services Contract – Effective March 27, 2022, Trust Stamp agreed to a modification of this contract with ICE, increasing the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022 (subject to a right of early termination by ICE). However, due to a recent change in legislation (enacted through H.R. 2471: Consolidated Appropriations Act, 2022) which requires a Congressional notification in order for ICE to award a contract or subcontract to a particular entity for any pilot or demonstration program that uses more than 5 full-time equivalents or costs in excess of $1,000,000, effective April 15, 2022, the Company entered into an the Amendment with ICE to amend the terms of the Company’s Services Contract Extension with ICE, implementing an up to 90-day cessation of performance of the Company’s and ICE’s obligations. This change in legislation was retroactively applied to the March 27, 2022 modification to the ICE Contract. The up to 90-day cessation of the ICE Contract provided by the Amendment is intended to allow ICE ample time to obtain a Congressional notification for the modification of the ICE Contract, so that the Company can continue to provide services to ICE under the ICE Contract.

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

Data security and fraud

●	In 2021, 4,145 publicly disclosed breaches exposed over 22 billion records according to the 2021 Year End Data Breach QuickView Report.
●	eCommerce, airline ticketing, money transfer and banking services are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024, according to a 2020 Juniper Research report on Online Payment Fraud.

Biometric authentication

●	Juniper research estimates that biometrics will annually authenticate over $3 trillion in payment transactions by 2025.
●	The global biometric system market is projected to grow from $24.1 billion in 2020 to $82.8 billion by 2027 according to a 2021 Global Industry Analysts, Inc report.

Financial and societal inclusion

●	1.7 billion people lack basic financial services including a bank account, and 4 billion people are underbanked according to a September 2019 Forbes article.

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

To address this unprecedented danger and increased cross-industry need to quickly and securely establish trust in a virtual environment, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2, solutions, which replace biometric templates and scans with meaningless numbers, letters and symbols in order to remove sensitive data from the reach of criminals using a proprietary process by which a deep neural network irreversibly converts biometric and other identifying data, from any source, into the secure tokenized identity.

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

Our Customers and Business

During the three-months ended March 31, 2022, we continued to maintain and expand our services to existing customers such as the US Immigration and Customs Enforcement (“ICE”) and Fidelity Information Services, LLC (“FIS”) as well as long-standing customers such as Mastercard International and a S&P500 bank, including an important announcement that Trust Stamp’s proprietary tokenization technology is being utilized in FIS’ new global identification system.

On September 23, 2021, the Company was awarded a contract with ICE. Effective March 27, 2022, Trust Stamp agreed to a bilateral modification of that September 2021 contract. The modification (which has been amended to implement an up 90-day cessation of performance, as described further below) covers software development and services related to rapid enrolment in the ICE alternative to detention program increases the total contract award value to $7,176,364 from the original $3,920,764 and extends the delivery period until September 26, 2022.

In addition to growing the scope of its existing engagements, the Company has continued to onboard new customers such as VIVA Finance who are integrating the Company’s biometric verification, document validation and data protection services into VIVA’s platform, which allows individuals with thin credit histories to establish a framework for long-term financial health by enabling access to affordable credit with loans underwritten by employment history as opposed to a credit score.

During the three-months ended March 31, 2022, the Company unveiled its next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The orchestration layer that has been developed will facilitate no-code and low-code implementations of the Company’s technology making implementation faster and even more cost-effective for a broader range of potential customers.

Our software has applicability to numerous government use cases in the United States and overseas, addressing many of the common concerns related to legacy biometric systems, and in the three-months ended March 31, 2022 we have opened dialogs on such use cases with several overseas governments bodies. In order to accelerate government engagement, the Company has made a significant investment in expanding its government-facing business development team during the three months ended March 31, 2022.

The Company continues to develop a robust sales pipeline in key markets. Our pipeline included 39 commercial opportunities for potential revenue contracts and projects as of March 31, 2022. There is no guarantee that we will be able to convert each of these opportunities into revenue generating contract. However, we believe this demonstrates increased interest in our software and services.

Each commercial opportunity is confirmed by the Trust Stamp team by diligently identifying indicators of an enterprise’s willingness and ability to adopt Trust Stamp’s technology. The most fundamental indicators of an opportunity are that a qualified stakeholder in the enterprise clearly articulates an identity-related challenge causing economic loss or risk to their business. Because of the broad applicability of Trust Stamp’s technology, multiple opportunities may exist within a single institution.

Sales team members follow a process with the stakeholder to prioritize all key performance indicators impacted by the challenge and collaborate to identify the timeline, additional stakeholders, and resources needed to implement Trust Stamp technology.

During the three months ended March 31, 2022, the Company continued working with a third-party software developer to meet the need for additional research and development resources over and above internal resources and the cost of those services was the largest single expense other than internal employment costs. We have continued scaling our development team in Malta and Rwanda. The expansion of our internal development teams has required additional hiring, onboarding, training, and equipment costs which going forward will allow us to substantially increase the percentage of contracts that are serviced internally with a reduction in our per-hour development costs versus contracted services.

Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access, fraud detection, and the creation of tokenized identities to facilitate financial and societal inclusion.

Key Business Measures

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

o	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.
o	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs.
o

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended March 31,
	2022	2021
Net loss before taxes	$(1,692,062)	$(2,031,893)
Add: Other expense	94,513	64,007
Less: Other income	(6,941)	—
Add: Interest expense (income)	3,958	32,220
Add: Stock-based compensation	287,786	172,111
Add: Non-cash expenses for in-kind services	27,930	27,930
Add: Depreciation and amortization	153,928	121,453
Adjusted EBITDA loss (non-GAAP)	$(1,130,888)	$(1,614,172)

Adjusted EBITDA (non-GAAP) loss for the three months ended March 31, 2022, decreased by 29.94%, to $1.13 million from $1.61 million for the three months ended March 31, 2021. The overall decrease in adjusted EBITDA loss was driven primarily by a $1.85 million increase in gross margin during the three months ended March 31, 2022, offset by an increase in selling, general and administrative expenses of $1.79 million during the three months ended March 31, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the three months ended March 31, 2022.

Gross revenue (non-GAAP)

This discussion includes information about gross revenue that is not prepared in accordance with U.S. GAAP. Gross revenue is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Gross revenue for the three months ended March 31, 2022, increased 379.28% to $2.89 million compared to $604 thousand for the three-months ended March 31, 2021. The increase of gross revenue in the three-months ended March 31, 2022 included $73 thousand for the sale of outsourced web hosting services. Due to GAAP requirements, we did not include the third-party costs for web hosting in net revenue, but instead, reduced cost of services.

	(Unaudited)
	For the three months ended March 31,
	2022	2021
Net revenue	$2,821,044	$532,283
Add back:
Third party costs rebilled to clients	73,772	71,715

Gross revenue (non-GAAP)	$2,894,816	$603,998

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
	2022	2021
Net revenue	$2,821,044	$532,283
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	693,978	257,419
Research and development	493,686	755,036
Selling, general, and administrative	3,120,572	1,334,041
Depreciation and amortization	153,928	121,453
Total Operating Expenses	4,462,164	2,467,949
Operating Loss	(1,641,120)	(1,935,666)
Non-Operating Income (Expense):
Interest income (expense)	(3,958)	(32,220)
Change in fair value of warrant liability	40,588	—
Other income	6,941	—
Other expense	(94,513)	(64,007)
Total Other Expense, Net	(50,942)	(96,227)
Net Loss before Taxes	(1,692,062)	(2,031,893)
Income tax expense	—	—
Net loss including noncontrolling interest	(1,692,062)	(2,031,893)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to T Stamp Inc.	$(1,692,062)	$(2,031,893)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.07)	$(0.11)
Weighted-average shares used to compute basic and diluted net loss per share	22,748,432	17,813,081

Net revenue

	Three months ended March 31,
	2022	2021	$ Change	% Change
Net revenue	$2,821,044	$532,283	$2,288,761	429.99%

During the three-months ended March 31, 2022, net revenue of $2.82 million consisted of revenue primarily from three customers which included $2.24 million from ICE, $276 thousand from a S&P500 bank, $177 thousand from Mastercard, and various other customers for the remaining $128 thousand.

Net revenue increased by $2.29 million, or 429.99%, for the three-months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to revenue contracts executed by newly acquired and existing customers. Total net revenue from new contracts signed after the three-months ended March 31, 2021, produced $2.48 million in three-months ended March 31, 2022, consisting of $2.24 million from ICE, $40 thousand from a S&P500 bank, a statement of work (“SOW”) from Mastercard for $115 thousand, $76 thousand from FIS, and the remaining $12 thousand from various other new SOWs. Additionally, various SOWs that existed in the three-months ended March 31, 2021, subsequently ended prior to the end of 2021 and were replaced with new SOWs by the same customers in or before March 31, 2022.

Cost of services

	Three months ended March 31,
	2022	2021	$ Change	% Change
Cost of services	$693,978	$257,419	$436,559	169.59%

Cost of services (“COS”) increased by $437 thousand or 169.59% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase during this period was primarily driven by the costs related to servicing requirements from the September 2021 ICE contract. ICE related COS for the three months ended March 31, 2022, were 65.63% of the total COS during the period, including vendor and other miscellaneous costs as well as direct labor costs.

In parallel, significant growth in net revenue increased gross profit by 673.84% or $1.85 million compared to the three months ended March 31, 2021, and gross profit margins increased by 23.76% for the comparison periods. This results in part from the Company benefiting from its prior investment in research and development by utilizing existing technologies for new implementations.

Research and development

	Three months ended March 31,
	2022	2021	$ Change	% Change
Research and development	$493,686	$755,036	$(261,350)	(34.61)%

Research and development (“R&D”) decreased by $261 thousand, or 34.61% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in R&D expenses during the three months ended March 31,2022 was driven by the Company’s continued efforts to transition software development resources towards internal hires and away from external third-party software development companies. The expansion of our internal development teams has required additional hiring, onboarding, training, and equipment costs, however, going forward this will allow us to substantially increase the percentage of contracts that are serviced internally with an estimated 60% reduction in our per-hour development costs versus contracted services.

In comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, the Company’s R&D subsidiary, Trust Stamp Malta, grew its headcount from 29 to 38 full-time equivalents (“FTE”). Additionally, the Company opened its R&D center in Rwanda, Africa in April 2021 resulting in the staffing of 12 FTE for the three months ended March 31, 2022, from 0 FTE for the comparison period.

Selling, general, and administrative

	Three months ended March 31,
	2022	2021	$ Change	% Change
Selling, general, and administrative	$3,120,572	$1,334,041	$1,786,531	133.92%

Selling, general, and administrative expense (“SG&A”) increased by $1.79 million, or 133.92% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in SG&A expenses during the period ended March 31, 2022, was driven mostly by to the growth in headcount and associated overhead resulting in an increase of $606 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Global headcount grew by 42.86%; from 70 to 100 team members for the three months ended March 31, 2021 compared to the three months ended March 31, 2022. Additionally, there were $414 thousand in sales commission fees included in SG&A expenses related to our various sales commission contracts with members of our sales teams during the three months ended March 31, 2022. Of the total sales commissions, $347 thousand is related to the initial contract with ICE.

The increase in SG&A for the three months ended March 31, 2022 also related legal and professional services fees and other listing fees related to the listing of the Company’s Class A Common stock on the Nasdaq Capital Market, for which trading commenced on January 31, 2022. Legal and professional fees during the three months ended March 31, 2022, totaled $585 thousand and included $79 thousand for the Nasdaq direct listing fee, and $185 thousand for legal, accounting, and advisory fees related to the listing.

Finally, a notable increase in SG&A resulted from corporate travel costs which totaled $101 thousand during the three months ended March 31, 2022. This is up from $32 thousand from the three months ended March 31, 2021, as COVID-19 travel restrictions have since been reduced, freeing up executive and sales staff to travel to, among others, events, industry and investor conferences. Comparatively, in the three months ended March 31, 2021, the only travel costs related to the relocation of some executive staff as part of the opening of the Malta office.

Depreciation and amortization

	Three months ended March 31,
	2022	2021	$ Change	% Change
Depreciation and amortization	$153,928	$121,453	$32,475	26.74%

Depreciation and amortization (“D&A”) increased by $32 thousand, or 26.74% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to the growth in patent amortization which increased by 294.6% during the three months ended March 31, 2022 as a result of the Company's continued R&D investment in discovering and securing protection for future technologies. During the three months ended March 31, 2022, these efforts produced nine new pending patent applications and five issued patents with the United States Patent and Trademark Office.

Additionally, capitalized internal-use software increased by $207 thousand during the three months ended March 31, 2022, compared to $98 thousand during the three months ended March 31, 2021. While the amounts of capitalized internal-use software vary from period to period, we do see a trend of increasing software capitalization which has driven the growth in software amortization. Overall, this is a further result of newly issued patents producing internal-use software or microservices that have reached technical feasibility at which point the Company begins to capitalize the related costs.

Operating loss

	Three months ended March 31,
	2022	2021	$ Change	% Change
Operating loss	$(1,641,120)	$(1,935,666)	$294,546	15.22%

The Operating loss decreased by $295 thousand or 15.22% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The primary reason for the decrease in operating loss was the growth in net revenue of 429.99% for the three-months ended March 31, 2022, compared to the three months ended March 31, 2021, which outpaced the growth in operating costs by a factor of 5.32. Adjusting for additional non-cash and non-recurring activities results in an even more impressive improvement to the operating margin.

While total operating costs increased by 80.80% or $1.99 million, it took only $1.58 to produce $1.00 in net revenue in the three months ended March 31, 2022, versus $4.64 in total operating expense to produce $1.00 in net revenue in the three months ended March 31, 2021; an improvement of 65.89%.

Interest income (expense)

	Three months ended March 31,
	2022	2021	$ Change	% Change
Interest income (expense)	$(3,958)	$(32,220)	$28,262	87.72%

Interest income (expense) decreased by $28 thousand, or 87.72% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was driven due to the Company paying off its venture loan with Second Century Ventures (“SCV”) in April 2021. The remaining net interest expense relates to various immaterial interest-bearing and interest-earning accounts.

Change in fair value of warrant liability

	Three months ended March 31,
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$40,588	$—	$40,588	—

The Company recognized a change in fair value of warrant liability during the three months ended March 31, 2022, of $41 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Other income

	Three months ended March 31,
	2022	2021	$ Change	% Change
Other income	$6,941	$—	$6,941	—%

Other income increased by $7 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to ancillary fees from investments in the 2021 public raise received during the three months ended March 31, 2022.

Other expense

	Three months ended March 31,
	2022	2021	$ Change	% Change
Other expense	$(94,513)	$(64,007)	$(30,506)	(47.66)%

Other expense increased by $31 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to net realized loss related to foreign exchange differences in the Company’s currency balances. Those currencies include USD, EUR, GBP, and RWF.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, we had approximately $5.84 million and $3.48 million cash in our banking accounts, respectively. The increase in cash during the comparative periods was a result of the net positive cash inflow from the combination of financing and operating activities. In the three months ended March 31, 2022, the Company received $1.95 million related to the ICE revenue contract and closed $3.32 million from a warrant exercise with SCV and REach® Ventures, and $365 thousand in units sold and warrants exercised in connection to the Company's 2022 fundraising efforts under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing. See below for more details on these offerings.

These cash inflows from operating and financing activities were offset by the Company's working capital needs, which, for the three months ended March 31, 2022, included $79 thousand for Nasdaq direct listing fees, $130 thousand for the Company's commitment to pay the taxes on the 2019 stock bonuses, $279 thousand for sales commissions, and $135 thousand for fees to the Disney Institute for executive and employee training.

Total current assets for the comparative periods increased by 40.37% or $2.33 million from $5.76 million as of December 31, 2021, to $8.09 million during the three months ended March 31, 2022. Additionally, we have experienced a decrease in current liabilities of 2.71% or $2.40 million at December 31, 2021 compared to $2.46 million as of March 31, 2022. In effect, the Company’s current ratio, that is, the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its near-term liabilities with its near-to-cash assets, grew from 2.40 as of December 31, 2021 to 3.28 or 36.67% in the three months ended March 31, 2022. This is, in part, a result of the net positive cash inflow and timing of financing activities as mentioned above.

Reductions in customer deposit liabilities and deferred revenue were the primarily drivers for the decrease in current liabilities as of March 31, 2022, compared to December 31, 2021. Various SOWs that existed as deferred revenue as of December 31, 2021, included $250 thousand received in cash in relation to the 2023 Mastercard License fee, $127 thousand for FIS, $105 thousand for IJM, and $19 thousand for our S&P500 customer. As of March 31, 2022, deferred revenue decreased as the Company recognized $63 thousand for Mastercard license fees, $50 thousand for FIS, and $79 thousand for a S&P500 customer. Additionally, customer deposit liabilities as of December 31, 2021, included deferred revenue related to the ICE contract. Since there is a provision in government contracts which provides for termination on convenience, the Company reclassed this amount to customer deposit liabilities. During the three months ended March 31, 2021, the Company converted this entire balance to recognized revenue.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020 and will receive minimum total fees of $200 thousand in 2021, and $250 thousand in 2022, rising by 15% in each subsequent year beginning in 2023 with a cap of $1.0 million. The Company has recognized $63 thousand of the software license agreement fees for the three months ended March 31, 2022.

On March 12, 2021, the Company launched a Regulation D raise limited to accredited investors for a maximum of $5.00 million or 1,633,986 shares. The raise was marketed only to the Company’s existing investor email list with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021, with $3.9 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial tranche, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 of additional shares, again only to accredited investors, with a $5 thousand minimum investment and at a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021 with $82 thousand of reserved investment at $3.84 per share with the contracted sale of 21,400 shares of Class A Common Stock.

On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

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

On January 7, 2022, we closed on an initial tranche of investments from the Regulation D offering. We raised a final total of $863,956 in gross proceeds from the issuance of 215,989 Regulation D units to investors in this offering. We conducted an additional close on February 2, 2022, receiving gross proceeds of $100,000 and issuing 25,000 Regulation D units to that investor.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S units to investors in this offering.

On January 26, 2022, we initially qualified an offering with the Securities and Exchange Commission under Regulation A to allow for the exercise of warrants issued pursuant to the Regulation CF, Regulation D, and Regulation S unit offerings. As of May 12, 2022, warrants for 14,250 shares have been exercised by investors.

On September 23, 2021, the Company was awarded a $3,920,764 contract with ICE. Alongside the revenue implications of this specific contract, it is believed that a successful execution will lead to extended and additional contracts of the same nature with ICE.

Effective March 27, 2022, Trust Stamp agreed to a modification of this contract with ICE, increasing the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022 (subject to a right of early termination by ICE). However, due to a recent change in legislation (enacted through H.R. 2471: Consolidated Appropriations Act, 2022) which requires a Congressional notification in order for ICE to award a contract or subcontract to a particular entity for any pilot or demonstration program that uses more than 5 full-time equivalents or costs in excess of $1,000,000, effective April 15, 2022, the Company entered into an the Amendment with ICE to amend the terms of the Company’s Services Contract Extension with ICE, implementing an up to 90-day cessation of performance of the Company’s and ICE’s obligations. This change in legislation was retroactively applied to the March 27, 2022, modification to the ICE Contract. The up to 90-day cessation of the ICE Contract provided by the Amendment is intended to allow ICE ample time to obtain a Congressional notification for the modification of the ICE Contract, so that the Company can continue to provide services to ICE under the ICE Contract.

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

The Company believes that revenues from its existing clients, without any new contracts (i.e. a renewal of the ICE contract described above) or proceeds from the Company’s current capital raising efforts, will provide it with adequate amounts of cash to meet the Company’s needs in the short-term (i.e., the next twelve months) and in the long-term (i.e., beyond the next twelve months).

The Company expects that human resources costs – i.e., compensation for new and existing officers, directors, and employees – will be the largest material cash obligation for the Company within the next twelve months, with projected human resources costs totaling approximately $750,000 per month. The Company believes, as described above, that revenues from its existing operations will be sufficient to cover these costs, and that any funds from new client contracts or offerings would provide additional operational capacity for the Company going forward.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits with a loss in the three months period ended March 31, 2022, of $1.69 million, operating cash outflows of $1.14 million for the same period, and an accumulated deficit of $28.90 million as of March 31, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and, due to the capital raise as discussed in Note 1 to the financial statements included under Item 1 of this report, we believe that we have sufficient liquidity to support the planned operations of our business for twelve months from the date these financials are issued.

Equity, Notes, and Warrants

Regulation D, Regulation S and Regulation CF Offerings. See more information on Regulation D, Regulation S, and Regulation CF fundraising efforts in the Liquidity and Capital Resources subsection above.

Operating Activities

Net cash used in operating activities reduced by 46.48% from $2.13 million to $1.14 million for the three months ended March 31, 2022, compared the three months ended March 31, 2021. The increase during the three months ended March 31, 2022, is related primarily to an increase in cash from revenue to cover the Company’s working capital needs and a reduction of non-cash expenses compared to the three months ended March 31, 2021. Of the $1.69 million net loss for the three months ended March 31, 2022, there was a non-cash expense of $288 thousand related to an accounting estimate used to calculate stock-based compensation, decrease in warrant liability of $41 thousand, repayment of shareholder loan through in-kind services of $28 thousand, and $154 thousand for depreciation and amortization that was added back to Net loss. Additionally, $122 thousand from the timing of accrual was subtracted from Net loss to arrive at a $1.14 million cash outflow from operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022, was $245 thousand, compared to net cash of $233 thousand used in the three months ended March 31, 2021. These related primarily to continued investments to develop future technologies that we intend to capitalize and monetize over time. During the three months ended March 31, 2022, capitalized internal-use software increased by 111.69% compared the three months ended March 31, 2021. This is also a result of the Company’s investments in R&D, which, during the period, produced nine new pending patent applications and five issued patents with the United States Patent and Trademark Office. An additional variance resulted from the acquisition of Pixelpin Ltd that we completed on March 18, 2021, in exchange for $91 thousand in cash. Pixelpin Ltd is an image-based "Pin-on-Glass" account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. This acquisition further enhances Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication. Overall, net cash used in investing activities as a percentage of net cash used in operating activities increased by a factor of 1.95 from the three months ended March 31, 2021, compared to the three months ended March 31, 2022. This demonstrates the Company’s ability to invest more of its resources in future technology development versus other operating activities.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $3.70 million, compared to net cash of $2.95 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, cash received primarily related to our private fundraise under SEC Regulations D and S, from which the Company closed $3.41 million in net proceeds. Additionally, the Company received $541 thousand in proceeds from a soft loan from the government of Malta. During the three months ended March 31, 2022, cash received included the $3.38 million from a warrant exercise with SCV and REach® Ventures, $53 thousand from the exercise of options, and $259 thousand in units sold and warrants exercised in connection to the Company's 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations as of March 31, 2022:

Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$460,731	$216,540	$241,372	$2,819
Purchase obligations	—	—	—	—

Total contractual obligations	$460,731	$216,540	$241,372	$2,819

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting policies and estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Capitalized Internal-Use Software, Net

Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. The Company capitalizes eligible costs to develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. These costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Costs incurred during the preliminary project stage and during the post-implementation operational stage are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

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

The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component, as the Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.

Costs to Obtain and Fulfill Contracts

Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented. The Company recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. Costs to fulfill contracts were not material in the periods presented. The Company elected to apply the practical expedient in accordance with ASC 340, which allows the Company to expense commissions as incurred when the contract term is twelve months or less in total.

Remaining Performance Obligation

Our remaining performance obligations are comprised of product and services revenue not yet delivered.

Stock- Based Compensation

The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each option grant is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for grants and restricted stock units. The calculated fair value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line method.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not, that the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

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

In summary, we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies” and therefore, our shareholders could receive less information than they might expect to receive from more mature public companies.

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

During the three months ended March 31, 2022 covered by this report, there have been no changes in Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position, or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company sold the following securities in transactions not registered under the Securities Act:

			Number of				Date Closed
Offering		Date	shares	Class of	Proceeds	Use of	(if Open,
Type	Intermediary	Commenced	issued	Securities	Raised	Proceeds	N/A)
2021 Reg CF	Dalmore Group LLC	8/25/2021	1,137,975	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$4.6 million	Product development, marketing, and working capital	2/18/2022
2021 Reg D	n/a	8/25/2021	240,989	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$1.0 million	Product development, marketing, and working capital	2/1/2022
2021 Reg S	n/a	8/25/2021	56,104	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$0.2 million	Product development, marketing, and working capital	1/7/2022
2022 Reg A	n/a	01/26/2022	14,250	Shares of Class A Common Stock issuable upon exercise of Reg CF, Reg D, and Reg S Warrants	$57,000	Product development, marketing, and working capital	N/A

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

10.7

Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company's Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020). (incorporated by reference to Exhibit 6.10 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.8

Executive Employment Agreement of Alex Valdes, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.12 to the Company's Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.9

Executive Employment Agreements of Gareth Genner and Andrew Gowasack, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company's Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.10	Executive Employment Agreement of Andrew Scott Francis, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.11

Malta Enterprise Letter dated July 8, 2020 sent to the Company (Repayable Advance of €800,000) (incorporated by reference to Exhibit 6.14 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.12

Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.13

Letter of Appointment effective December 1, 2021 sent by the Company to Berta Pappenheim (as non-executive director appointee) (incorporated by reference to Exhibit 6.16 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.14

Letter of Appointment effective December 1, 2021 sent by the Company to Kristin Stafford (as non-executive director appointee) (incorporated by reference to Exhibit 6.17 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.15

Warrant Agency Agreement between the Company and Colonial Stock Transfer Company, Inc. dated August 20, 2021.  (incorporated by reference to Exhibit 6.18 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.16

Mutual Channel Agreement dated November 15, 2020 between the Company and Vital4Data, Inc. (incorporated by reference to Exhibit 6.19 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

10.17

Secured Promissory Note between the Company (as Debtor) and Second Century Ventures, LLC. (as Creditor) dated April 22, 2020 (incorporated by reference to Exhibit 6.8 to the Company's Form 1-A/A filed with the SEC on April 30, 2020).

10.18

Warrant to Purchase Common Stock between the Company and Second Century Ventures, LLC dated April 22, 2020 (incorporated by reference to Exhibit 6.9 to the Company's Form 1-A/A filed with the SEC on April 30, 2020).

10.19

Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company (Included as Exhibit 6.1 to the Company's Form 1-A filed with the SEC on March 12, 2020). (incorporated by reference to Exhibit 6.1 to the Company's Form 1-A/A filed with the SEC on January 12, 2022).

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
Date: May 12, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: May 12, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: May 2008 12, 2022

/s/ David Story
David Story, Director
Date: May 12, 2022

/s/ William McClintock
William McClintock, Director
Date: May 12, 2022

/s/ Mark Birschbach
Mark Birschbach, Director
Date: May 12, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: May 12, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: May 12, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: May 12, 2022