Form 10-Q
period 2022-06-30
T Stamp Inc
filed 2022-08-22
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2022

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

As of August 21, 2022, there were 23,568,298 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T STAMP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,827,563	$3,475,695
Accounts receivable	738,516	1,278,286
Related party receivables	34,181	13,648
Prepaid expenses and other current assets	702,404	996,602
Total Current Assets	4,302,664	5,764,231
Capitalized internal-use software, net	1,309,394	1,160,044
Goodwill	1,248,664	1,248,664
Digital assets	6,115	—
Intangible assets, net	232,051	201,807
Property and equipment, net	368,602	111,768
Other assets	150,601	178,140
Total Assets	$7,618,091	$8,664,654
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$397,873	$304,140
Related party payables	163,157	252,773
Accrued expenses	468,842	1,059,532
Deferred revenue	215,720	503,433
Customer deposit liabilities	—	280,108
Short-term financial liability	118,920	—
Total Current Liabilities	1,364,512	2,399,986

Warrant liabilities	297,634	374,694
Non-convertible notes payable, non-current, plus accrued interest of $19,189 and $12,252, respectively	857,939	856,258
Long-term financial liability	148,222	—
Total Liabilities	2,668,307	3,630,938

Commitments and Contingencies, Note 13

Stockholders’ Equity:
Series A Preferred Stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value, 37,500,000 shares authorized, and 23,285,733 and 20,475,143 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	232,857	204,751
Treasury stock, at cost: 282,565 shares held as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	36,240,605	31,822,079
Noncontrolling interest	161,439	161,439
Stockholders’ notes receivable	(74,407)	(130,267)
Accumulated other comprehensive income	211,824	183,900
Accumulated deficit	(31,822,534)	(27,208,186)
Total Stockholders’ Equity	4,949,784	5,033,716
Total Liabilities and Stockholders’ Equity	$7,618,091	$8,664,654

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$708,288	$719,409	$3,529,333	$1,251,692
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	348,166	346,594	1,042,144	604,013
Research and development	574,490	316,579	1,022,903	483,819
Selling, general, and administrative	2,532,849	1,953,047	5,698,695	3,874,884
Depreciation and amortization	190,703	152,171	344,631	273,623
Total Operating Expenses	3,646,208	2,768,391	8,108,373	5,236,339
Operating Loss	(2,937,920)	(2,048,982)	(4,579,040)	(3,984,647)
Non-Operating Income (Expense):
Interest income (expense)	(2,354)	(7,829)	(6,312)	(40,049)
Change in fair value of warrant liability	36,472	—	77,060	—
Grant Income	—	54,557	—	51,293
Impairment of digital assets	(23,885)	—	(23,885)	—
Other income	5,673	35,365	12,614	10,806
Other expense	(272)	—	(94,785)	(36,185)
Total Other Income (Expense), Net	15,634	82,093	(35,308)	(14,135)
Net Loss before Taxes	(2,922,286)	(1,966,889)	(4,614,348)	(3,998,782)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(2,922,286)	(1,966,889)	(4,614,348)	(3,998,782)
Net loss attributable to noncontrolling interest	—	(864)	—	(864)
Net loss attributable to T Stamp Inc.	$(2,922,286)	$(1,966,025)	$(4,614,348)	$(3,997,918)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.13)	$(0.10)	$(0.20)	$(0.22)
Weighted-average shares used to compute basic and diluted net loss per share	23,266,587	18,828,225	23,008,941	18,435,847

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss including noncontrolling interest	$(2,922,286)	$(1,966,889)	$(4,614,348)	$(3,998,782)
Other Comprehensive Income:
Foreign currency translation adjustments	(34,726)	106	27,924	44,728
Total Other Comprehensive Income	(34,726)	106	27,924	44,728
Comprehensive loss	(2,957,012)	(1,966,783)	(4,586,424)	(3,954,054)
Comprehensive loss attributable to noncontrolling interest	—	(864)	—	(864)
Comprehensive loss attributable to T Stamp Inc.	$(2,957,012)	$(1,965,919)	$(4,586,424)	$(3,953,190)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, March 31, 2021	18,501,650	$185,016	$22,877,048	282,565	$—	$163,182	$(439,131)	$89,722	$(20,182,916)	$2,692,921
Exercise of warrants to common stock	75,000	750	—	—	—	—	—	—	—	750
Issuance of common stock	524,060	5,241	1,560,856	—	—	—	—	—	—	1,566,097
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	28,004	—	—	28,004
Stock-based compensation	—	—	657,928	—	—	—	—	—	—	657,928
Currency translation adjustment	—	—	—	—	—	—	—	106	—	106
Net loss attributable to non-controlling interest	—	—	—	—	—	(864)	—	—	—	(864)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(1,966,025)	(1,966,025)
Balance, June 30, 2021	19,100,710	$191,007	$25,095,832	282,565	$—	$162,318	$(411,127)	$89,828	$(22,148,941)	$2,978,917

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, March 31, 2022	23,247,456	$232,475	$35,778,493	282,565	$—	$161,439	$(102,337)	$246,550	$(28,900,248)	$7,416,372
Exercise of options to common stock	16,757	167	18,111	—	—	—	—	—	—	18,278
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	21,520	215	(15,645)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	27,930	—	—	27,930
Stock-based compensation	—	—	459,646	—	—	—	—	—	—	459,646
Currency translation adjustment	—	—	—	—	—	—	—	(34,726)	—	(34,726)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(2,922,286)	(2,922,286)
Balance, June 30, 2022	23,285,733	$232,857	$36,240,605	282,565	$—	$161,439	$(74,407)	$211,824	$(31,822,534)	$4,949,784

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, January 1, 2021	17,695,985	$176,965	$20,306,496	282,565	$—	$163,182	$(467,061)	$45,100	$(18,151,023)	$2,073,659
Exercise of warrants to common stock	75,000	750	—	—	—	—	—	—	—	750
Issuance of common stock	1,329,725	13,292	3,959,297	—	—	—	—	—	—	3,972,589
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	55,934	—	—	55,934
Stock-based compensation	—	—	830,039	—	—	—	—	—	—	830,039
Currency translation adjustment	—	—	—	—	—	—	—	44,728	—	44,728
Net loss attributable to non-controlling interest	—	—	—	—	—	(864)	—	—	—	(864)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(3,997,918)	(3,997,918)
Balance, June 30, 2021	19,100,710	$191,007	$25,095,832	282,565	$—	$162,318	$(411,127)	$89,828	$(22,148,941)	$2,978,917

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, January 1, 2022	20,475,143	$204,751	$31,822,079	282,565	$—	$161,439	$(130,267)	$183,900	$(27,208,186)	$5,033,716
Exercise of warrants to common stock	2,452,451	24,525	3,359,237	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	60,355	603	70,989	—	—	—	—	—	—	71,592
Issuance of common stock	80,430	805	202,633	—	—	—	—	—	—	203,438
Issuance of common stock warrants	—	—	55,838	—	—	—	—	—	—	55,838
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	217,354	2,173	(17,603)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	55,860	—	—	55,860
Stock-based compensation	—	—	747,432	—	—	—	—	—	—	747,432
Currency translation adjustment	—	—	—	—	—	—	—	27,924	—	27,924
Net loss attributable to T Stamp, Inc.	—	—	—	—	—	—	—	—	(4,614,348)	(4,614,348)
Balance, June 30, 2022	23,285,733	$232,857	$36,240,605	282,565	$—	$161,439	$(74,407)	$211,824	$(31,822,534)	$4,949,784

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(4,614,348)		$(3,997,918)
Net loss attributable to noncontrolling interest	—		(864)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	344,631		273,623
Stock-based compensation	747,432		830,039
Change in fair value of warrant liability	(77,060)		—
Repayment of shareholder loan through in-kind services	55,860		55,934
Impairment of digital assets	23,885		—
Changes in assets and liabilities:
Accounts receivable	539,770		(278,629)
Related party receivables	(20,533)		11,229
Prepaid expenses and other current assets	294,198		(124,899)
Other assets	27,539		(30,183)
Accounts payable and accrued expenses	(522,797)		(369,952)
Related party payables	(89,616)		(174,468)
Deferred revenue	(287,713)		(175,270)
Customer deposit liabilities	(280,108)		—
Net cash flows from operating activities	(3,858,860)		(3,981,358)

Cash flows from investing activities:
Purchases of property and equipment	(18,117)		(31,256)
Capitalized internally developed software costs	(395,748)		(254,919)
Acquisition of Pixelpin intangible asset	13,362		(90,621)
Purchase of digital assets	(30,000)		—
Patent application costs	(93,749)		(107,521)
Net cash flows from investing activities	(524,252)		(484,317)
Cash flows from financing activities:
Proceeds from exercise of warrants to common stock	3,385,935		—
Proceeds from exercise of options to common stock	71,592		—
Proceeds from issuance of common stock	203,439		3,973,339
Proceeds from issuance of common stock warrants	55,838		—
Principal payment on financial liability	(30,098)		—
Repayment of debt	—		(344,219)
Proceeds from loan from Maltese government	—		548,070
Net cash flows from financing activities	3,686,706		4,177,190
Effect of foreign currency translation on cash	48,274		44,727
Net change in cash and cash equivalents	(648,132)		(243,758)
Cash and cash equivalents, beginning of period	3,475,695		1,469,952
Cash and cash equivalents, end of period	$2,827,563		$1,226,194

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8		$29,053

Supplemental disclosure of non-cash activity:
Property and equipment acquired under financial liability	$(297,240)	$

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business - T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, “us”, “our” or the “Company”) develops and markets identity authentication software solutions for enterprise and government partners and peer-to-peer markets.

Trust Stamp develops proprietary artificial intelligence-powered solutions, researching and leveraging biometric science, cryptography, and data mining, to deliver insightful identity and trust predictions that identify and defend against fraudulent identity attacks, protect sensitive user information, and extend the reach of digital services through global accessibility. We utilize the cutting-edge power and agility of technologies such as GPU processing, edge-computing, and neural networks to process and protect data faster and more effectively than has ever previously been possible, to deliver results at a disruptively low cost for usage across multiple industries, including:

●	Banking/FinTech
●	KYC/AML Compliance
●	Humanitarian and Development Services
●	Government and Law Enforcement, including Alternative to Detention programs
●	Cryptocurrency and Digital Assets
●	Biometrically Secured Email and Digital Communications
●	P2P Transactions, Social Media, and Sharing Economy
●	Real Estate, Travel and Healthcare

Stock Split - On August 18, 2021, by written consent of the stockholders, the Company effected a 5-for-1 forward stock split. All share and per share amount in these condensed consolidated financial statements have been retroactively restated to reflect the stock split.

Regulation D Common Stock Offering - On March 12, 2021, the Company launched a Regulation D offering of its Class A Common Stock to accredited investors for $5.00 million or 1,633,986 shares. The raise was marketed to the Company’s existing investor email list as well as new investors with an initial minimum investment of $25 thousand and a share price of $3.06 per share. The initial tranche of the round closed on April 5, 2021, with $3.92 million of reserved investment with the contracted sale of 1,279,825 shares of Class A Common Stock. After the initial phase, on April 6, 2021, the Company then offered up to $700 thousand or 182,291 additional shares, again only to accredited investors, with a $5 thousand minimum investment and a share price of $3.84 per share. The second tranche of the round closed on June 4, 2021, with $82 thousand of reserved investment with the contracted sale of 21,400 shares of Class A Common Stock. The Company incurred offering costs of $61,582 from this offering that were recorded as a reduction of the gross proceeds.

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

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. As of December 31, 2021, the Company received $4,353,480 in gross proceeds from the issuance of 1,088,370 Regulation CF Units to investors. The Company received an additional $198,420 in gross proceeds from the issuance of 49,605 Regulation CF Units to investors during the six months ended June 30, 2022. We raised a final total of $4,551,900 in gross proceeds from the issuance of 1,137,975 Regulation CF units to investors in this offering as of June 30, 2022.

On January 7, 2022, we closed the public portion of the Regulation D offering and conducted an additional close on February 2, 2022. As of December 31, 2021, the Company received $858,956 in gross proceeds from the issuance of 214,739 Regulation D Units to investors. The Company received an additional $105,000 in gross proceeds from the issuance of 26,250 Regulation D Units to investors during the six months ended June 30, 2022. We raised a final total of $963,956 in gross proceeds from the issuance of 240,989 Regulation D units to investors in this offering as of June 30, 2022.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S units to investors in this offering. As of December 31, 2021, the Company received $219,416 in gross proceeds from the issuance of 54,854 Regulation S Units to investors. The Company received an additional $5,000 in gross proceeds from the issuance of 1,250 Regulation D Units to investors during the six months ended June 30, 2022.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the six months ended June 30, 2022 of $4.61 million, operating cash outflows of $3.86 million for the same period, and an accumulated deficit of $31.82 million as of June 30, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Refer to Note 14 for an expanded discussion of the 90-day cessation, subsequent 60-day cessation, and eventual termination of the ICE renewal. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Basis of Consolidation and Presentation - The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower Artificial Intelligence Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, and Trust Stamp Denmark ApS. All significant intercompany transactions and accounts have been eliminated.

The Company has entered joint ventures with Biometric Innovations Limited (formerly “Trust Stamp Fintech Limited”) and Trust Stamp Cayman. Biometric Innovations Limited is a company incorporated in the United Kingdom by the Company’s management. The purpose of this entity was to establish beachhead operations in the country to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity remains separate from the Company’s operations and serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations were established. Due to common ownership of the Company and these two entities, the Company has funded all operating expenses since inception and as a result, the operations of these entities are included in the condensed consolidated financial statements. On June 11, 2020, the Company entered a stock exchange with Biometric Innovations Limited, becoming a 100% owner. As of June 30, 2022, Biometric Innovations Limited is included as a consolidated entity within the June 30, 2022 financial statements.

Further, we continue to consolidate TStamp Incentive Holdings “TSIH” which we consider to be a variable interest entity.

Variable Interest Entity - On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 1,602,565 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 1,033,335 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020, upon the Company being listed on a public market. The remaining 282,565 shares are earmarked for future employee RSU bonuses and recorded to treasury stock as of June 30, 2022.

The Company does not own any of the stock in TSIH; however, it is held by members of the Company’s management. The Company considers this entity to be a variable interest entity (“VIE”) because it is thinly capitalized and holds no cash. Because the Company does not own shares in TSIH, management believes that this gives the Company a variable interest. Further, management of the Company also acts as management of TSIH and is the decision-maker as management grants shares held by TSIH to employees of the Company. As this VIE owns only shares in the Company and no other liabilities or assets, the Company is the primary beneficiary of TSIH and will consolidate the VIE.

Use of Estimates — The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates that include, but are not limited to, percentage of completion related to revenue contracts that are not fully complete at the end of a fiscal quarter, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the useful lives of property and equipment and intangible assets, the recoverability of goodwill, stock-based compensation including the determination of the fair value of our common stock, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, and warrant liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Impacts of COVID-19 — The World Health Organization declared in March 2020 that the outbreak of the novel coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide, beginning in January 2020. The Company assessed the impacts of the coronavirus pandemic on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the condensed consolidated financial statements as of and for the six months ended June 30, 2022. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its consolidated financial statements in future reporting periods.

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

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2022, and December 31, 2021, the Company had $801 thousand and $2.25 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

Three customers represented 96% and 92% of the balance of total accounts receivable as of June 30, 2022 and December 31, 2021, respectively. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of June 30, 2022 and December 31, 2021, the Company had not experienced any significant losses on its accounts receivable.

During the three and six months ended June 30, 2022, the Company sold to primarily four customers which made up approximately 94% and 98%, respectively, of total net revenue. The remaining revenue recognized during the three and six months ended June 30, 2022, which made up approximately 6% and 2%, respectively, of total net revenue, was from various other customers.

During the three and six months ended June 30, 2021, three customers made up approximately 98% and 97%, respectively, of total net revenue. The remaining revenue recognized during the three and six months ended June 30, 2021, which made up approximately 2% and 3%, respectively, of total net revenue, was from various other customers.

The loss of, or substantial reduction, in statements of work from the Company’s major customers, could have a material effect on the consolidated financial statements.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of cash in banks and bank deposits. The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased as cash equivalents.

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

As of June 30, 2022, and December 31, 2021, accounts receivable includes unbilled receivables of $367 thousand and $86 thousand, respectively.

Property and Equipment, Net — Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred whereas additions and major improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation are derecognized from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.

Capitalized Internal-Use Software, Net — Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. The Company capitalizes eligible costs to develop internal-use software that are incurred subsequent to the preliminary project stage through the development stage. These costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Costs incurred during the preliminary project stage and during the post implementation operational stage are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project that is generally five years. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.

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

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of June 30, 2022, and December 31, 2021, no property and equipment, capitalized internal-use software, or intangible assets, were impaired.

Goodwill — Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the six months ended June 30, 2022, and June 30, 2021.

Digital Asset — Digital assets are currently accounted for intangible assets with indefinite useful lives in accordance with ASC 350, Intangibles—Goodwill and Other. Initially, the Company accounts for digital assets by recording them at cost. Digits assets are not amortized but subsequently remeasured for any impairment losses that may have occurred since acquisition. On a quarterly basis, the Company determines the fair value of the digital asset in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange where the Company purchased the digital asset (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital asset is impaired. Should the Company conclude that it is more likely than not that the recorded digital asset value is impaired, the Company will perform the impairment test. Digital asset impairment exists when the carrying value exceeds the digital asset’s fair value. Significant judgment is applied in assessing the digital asset for impairment, and subsequent reversal of impairment losses is not permitted. During the six months ended June 30, 2022, we recorded $24 thousand of impairment losses on such digital assets.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The estimated fair values of cash, accounts receivable, related party receivables, prepaid expenses and other current assets, other assets, accounts payable, related party payables, accrued expenses, deferred revenue, customer deposit liabilities, and nonconvertible notes payable approximate their carrying values. The fair values of warrant liabilities issued in connection with equity or debt issuance are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of the underlying common stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the remaining contractual term of the conversion option and warrant liabilities and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrant liability’s contractual life. The Company accounts for its financial assets and liabilities at fair value regularly. The Company evaluates the fair value of its non-financial assets and liabilities on a nonrecurring basis.

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

During the year ended December 31, 2021, the Company entered a significant contract with U.S. Immigration and Customs Enforcement (“ICE”) that contained multiple performance obligations, including software application development, mobile hardware, and services to assist ICE (the “ICE Contract”). The Company allocates the transaction price for this contract based on the stand-alone selling price of each performance obligation. The Company uses the expected cost-plus margin approach for determining the stand-alone selling prices of the mobile hardware and services to assist ICE, as this is believed to be the most accurate method of allocating the transaction price to these performance obligations, maximizing the use of observable inputs. As the Company does not have a similar software application that has been sold to another customer, the Company uses the residual approach for determining the stand-alone selling price of the software application development by subtracting the sum of the stand-alone selling prices for the mobile hardware and services to assist ICE from the total transaction price.

Executed on April 5, 2022, and made effective March 27, 2022, Trust Stamp agreed to a modification of this contract with ICE, increasing the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022 (subject to a right of early termination by ICE). However, due to a recent change in legislation (enacted through H.R. 2471: Consolidated Appropriations Act, 2022) which requires a Congressional notification in order for ICE to award a contract or subcontract to a particular entity for any pilot or demonstration program that uses more than 5 full-time equivalents or costs in excess of $1,000,000, effective April 15, 2022, the Company entered into an amendment to the ICE Contract, implementing an up to 90-day cessation of performance of the Company’s and ICE’s obligations under the contract (the “Amendment”). This change in legislation was retroactively applied to the March 27, 2022, modification to the ICE Contract. The up to 90-day cessation of the ICE Contract provided by the Amendment was intended to allow ICE ample time to obtain a Congressional notification for the modification of the ICE Contract, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp continued to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we are positioned to restart immediately once the cessation is lifted. Refer to Note 14 for an expanded discussion of the subsequent 60-day cessation and termination of the ICE renewal.

Contract Balances — The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue-generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore, the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

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

Warrants — The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

Cost of Services — Cost of services generally consists of the cost of hosting fees, materials, and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services.

Research and Development — Research and development costs are expensed as incurred and consist primarily of personnel costs such as salaries and benefits and relate primarily to time spent during the preliminary project stage and post implementation maintenance and bug fixes associated with capitalized internal-use software activities, and front-end application development in which technological feasibility has not been established. Depreciation and amortization expense is not included in research and development.

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expenses totaled $65 thousand and $36 thousand for the three months ended June 30, 2022 and 2021, respectively, and $124 thousand and $60 thousand for the six months ended June 30, 2022 and 2021, respectively.

Stock- Based Compensation — The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each stock-based award is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for stock grants and restricted stock units. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common shares, the expected term of the share option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of common shares. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The calculated fair value is recognized as expense over the requisite service period using the straight-line method. Forfeitures are accounted for in the period in which they occur. Trust Stamp offers the indirect repurchase of shares through a net-settlement feature upon the vesting of RSU awards to satisfy minimum statutory tax-withholding requirements for the recipient.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company adjusts these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% during the three and six months ended June 30, 2022, and 2021. Management has evaluated all other tax positions that could have a significant effect on the consolidated financial statements and determined the Company had no uncertain income tax positions as of June 30, 2022 and December 31, 2021, respectively.

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

Recently Adopted Accounting Pronouncement — In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. The amendments in this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company adopted this standard as of January 1, 2022, and the guidance did not have a material impact on its condensed consolidated financial statements or related disclosures.

Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated balance sheet as of December 31, 2021, was derived from the audited financial statements as of that date but does not include all of the disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

2.    Pixelpin Acquisition and Patent Approvals

On February 23, 2021, Trust Stamp Malta completed an agreement to acquire Pixelpin, an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. The Company paid $91 thousand in cash as consideration for the asset purchase of software intellectual property including VAT taxes. The asset acquisition was recorded at 100% of the fair value of the net assets acquired. The allocation of the consideration to the fair value of 100% of the net assets acquired at the date of acquisition is as follows:

Fair Value
Trade name and trademarks	$90,621
Foreign currency translation	1,133
Total acquisition	$91,754

On June 1, 2022, Trust Stamp Malta received a $13 thousand refund for the VAT taxes paid in the Pixelpin acquisition transaction and the Company applied the refund to reduce the asset’s carrying value to $78 thousand.

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $94 thousand investment with eight new patent issuances and eleven new patent filings during the six months ended June 30, 2022.

3.    Borrowings

Non-Convertible Promissory Notes Payable

	As of June 30,	As of December 31,
	2022	2021
Malta loan receipt 3 – June 3, 2022	$60,956	$—
Malta loan receipt 2 – August 10, 2021	296,914	322,190
Malta loan receipt 1 – February 9, 2021	480,880	521,816
Total principal outstanding	838,750	844,006
Plus accrued interest	19,189	12,252
Total promissory notes payable	$857,939	$856,258

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2021 the Company had received $844 thousand recorded to non-convertible notes payable. As of June 30, 2022, the balance received was $839 thousand that includes changes in foreign currency rates and one additional loan receipt of $61 thousand received during the six months ended June 30, 2022.

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

Financial Liability

Trust Stamp executed an agreement with a telecommunications company for the right to purchase mobile hardware with a monthly service agreement. The mobile hardware is to be purchased at a predetermined price over a thirty-month period beginning after thirty days from the receipt and activation of the mobile hardware. As of June 30, 2022, the Company has received 9,908 activated mobile hardware. Trust Stamp determined that the debt met the qualification of financial liability as it requires the payment of cash for the mobile hardware over the contractual period. The short-term financial liability is $119 thousand, and the long-term financial liability is $148 thousand as of June 30, 2022.

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2021, to June 30, 2022:

Warrants ($)
Balance as of January 1, 2021	$287,750
Additional warrants issued	—
Change in fair value	86,944
Balance as of December 31, 2021	$374,694
Additional warrants issued	—
Change in fair value	(77,060)
Balance as of June 30, 2022	$297,634

As of June 30, 2022, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of June 30, 2022.

The Company has issued an investor warrant to purchase $50 thousand worth of shares of our Class A Shares of Common Stock. The warrants were issued on December 16, 2016. There is no vesting period, and the warrants expire in 10 years from the issuance date. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, the determination date. The number of shares to be purchased is settled as 32,092 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of June 30, 2022, the warrant liability is recorded at $48 thousand which is a $77 thousand decrease from the balance of $125 thousand as of December 31, 2021.

Equity Classified Warrants

		As of June 30,	As of December 31,
Warrant Issuance Date	Strike Price	2022	2021
September 30, 2016	$0.1664	—	400,641
November 9, 2016	$0.6240	400,640	400,640
January 23, 2020	$1.6000	932,210	932,210
January 23, 2020	$1.6000	2,622,995	4,660,555
August – December 2021	$4.0000	1,343,713	1,357,963
January – February 2022	$4.0000	77,105	—
Total warrants outstanding		5,376,663	7,752,009

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

These warrants remain outstanding as of June 30, 2022.

In January 2020, the Company issued REach® a warrant to purchase 932,210 shares of the Company’s Class A Shares of Common Stock at an exercise of $1.6000 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with an agreed value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

These warrants remain outstanding as of June 30, 2022.

In January 2020, the Company has issued SCV a warrant to purchase 4,660,555 shares of the Company’s Class A Shares of Common Stock at a strike price of $1.6000 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well as providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.6000 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.

The warrants to purchase the remaining 2,622,995 shares of the Company’s Class A Shares of Common Stock remain outstanding as of June 30, 2022.

The Company issued 1,357,963 warrants from August 2021 to December 2021 and 77,105 warrants from January 2022 to February 2022 related to the Regulation CF, D, and S common stock and warrant offering discussed in Note 1 to the consolidated financial statements included under Item 1. These warrants became exercisable on January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering.

During the six months ended June 30, 2022, investors exercised 14,250 warrants at an exercise price of $4.0000 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.

The warrants to purchase the remaining 1,420,818 shares of the Company’s Class A Shares of Common Stock remain outstanding as of June 30, 2022.

5.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid operating expenses	$301,988	$319,996
Rent deposit	88,755	100,425
VAT receivable associated with SAIT	62,789	68,798
Prepaid Sponsorship	50,000	100,000
Tax credit receivable	90,501	75,106
Miscellaneous receivable	108,371	332,277
Prepaid expenses and other current assets	$702,404	$996,602

Capitalized internal-use software, net

Capitalized internal-use software, net consisted of the following:

		June 30,	December 31,
	Useful Lives	2022	2021
Internally developed software	5 Years	$2,934,143	$2,538,395
Less accumulated depreciation		(1,624,749)	(1,378,351)
Capitalized internal-use software, net		$1,309,394	$1,160,044

Amortization expense is recognized on a straight-line basis and capitalized internal-use software amortization expense for the three months ended June 30, 2022, and 2021 totaled $127 thousand and $112 thousand, respectively. Amortization expense related to capitalized internal-use software for six months ended June 30, 2022, and 2021 totaled $246 thousand and $218 thousand, respectively.

Property and equipment, net

Property and equipment, net consisted of the following:

		June 30,	December 31,
	Useful Lives	2022	2021
Computer equipment	3-4 Years	$134,390	$125,139
Furniture and fixtures	10 Years	26,605	28,870
Mobile hardware	2.5 Years	297,240	—
Property and equipment, gross		458,235	154,009
Less accumulated depreciation		(89,633)	(42,241)
Property and equipment, net		$368,602	$111,768

Depreciation expense is recognized on a straight-line basis and property and equipment depreciation expense for the three months ended June 30, 2022, and 2021 totaled $42 thousand and $18 thousand, respectively. Depreciation expense related to property and equipment for six months ended June 30, 2022 and 2021 totaled $52 thousand and $29 thousand, respectively.

Other assets

Other assets consisted of the following:

	June 30,	December 31,
	2022	2021
Tax credit receivable	$150,601	$178,140
Other assets	$150,601	$178,140

Accrued expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Compensation payable	$96,120	$597,849
Commission liability	25,826	—
Accrued employee taxes	284,906	349,256
Other accrued liabilities	61,990	112,427
Accrued expenses	$468,842	$1,059,532

6.    Goodwill, Digital Asset, and Intangible Assets

There were no changes in the carrying amount of goodwill for the periods ended June 30, 2022 and December 31, 2021.

On February 16, 2022, Metapresence Limited acquired digital assets including a plot of virtual land for $23 thousand and cryptocurrency for $7 thousand. In accordance with ASC 350, Trust Stamp accounts for both purchases as identifiable intangible assets with indefinite useful lives. The virtual land acquisition is recorded at the fair value of the purchase cost and the Company recorded the cryptocurrency at the purchase cost fair value. During the six months ended June 30, 2022, we recorded $24 thousand of impairment losses on such digital assets.

Intangible assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2022	2021
Patent application costs	3 Years	$301,379	$207,630
Trade name and trademarks	3 Years	66,812	86,999
Intangible assets, gross		368,191	294,629
Less: Accumulated amortization		(136,141)	(92,822)
Intangible assets, net		$232,051	$201,807

Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the three months ended June 30, 2022, and 2021 totaled $22 thousand. Intangible asset amortization expense for six months ended June 30, 2022, and 2021 totaled $46 thousand and $26 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2022	$57,329
2023	112,950
2024	53,929
2025	7,843
$232,051

7.    Revenue Recognition

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2022, and December 31, 2021 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Professional services (over time)	$645,788	$669,409	$3,404,333	$1,151,692
License fees (over time)	62,500	50,000	125,000	100,000
Total net revenue	$708,288	$719,409	$3,529,333	$1,251,692

8.    Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0% for the three and six months ended June 30, 2022, and 2021, respectively. There were no discrete items that impacted the effective tax rate for the three and six months ended June 30, 2022, and June 30, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company had no unrecognized tax benefits as of June 30, 2022, and December 31, 2021.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of June 30, 2022, and December 31, 2021.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2016 through 2021.

9.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(2,922,286)	$(1,966,025)	$(4,614,348)	$(3,997,918)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	23,266,587	18,828,225	23,008,941	18,435,847

Net loss per share attributable to common stockholders	$(0.13)	$(0.10)	$(0.20)	$(0.22)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	June 30,	June 30,
	2022	2021
Options, RSUs, and grants	3,591,755	2,532,665
Warrants	6,390,767	7,222,001
Total	9,982,522	9,754,666

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

During the three and six months ended June 30, 2022 and 2021, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company on a monthly basis. The total granted stock-based awards to advisory board members and other external advisors during the three months ended June 30, 2022, and 2021 included grants totaling, $1 thousand and $0, respectively, options totaling $0, and RSUs totaling $37 and $33 thousand, respectively.

The total granted stock-based awards to advisory board members and other external advisors during the six months ended June 30, 2022 and 2021 included grants totaling, $4 thousand and $0, respectively, options totaling $0, and RSUs totaling $54 and $41 thousand, respectively.

In addition to issuing stock awards to advisory board members and other external advisors, during the three and six months ended June 30, 2022, and 2021, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended June 30, 2022, and 2021 included grants totaling, $73 thousand and $117 thousand, respectively, options totaling $14 thousand and $148 thousand, respectively, and RSUs totaling $335 thousand and $360, respectively.

The total granted stock-based awards to employees during the six months ended June 30, 2022, and 2021 included grants totaling, $221 thousand and $201 thousand, respectively, options totaling $43 thousand and $229 thousand, respectively, and RSUs totaling $424 thousand and $360, respectively.

The following table summarizes stock option activity for the three and six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of March 31, 2022	1,940,222	$1.28	2.16	$1,932,566
Options granted	9,308	0.64
Options exercised	(16,757)	1.21
Options canceled and forfeited	—	—
Balance as of June 30, 2022	1,932,773	1.28	1.90	787,384
Options vested and exercisable as of June 30, 2022	1,932,773	$1.28	1.90	$787,384

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2022	1,975,010	$1.28	2.42	$5,365,737
Options granted	18,118	0.66
Options exercised	(60,335)	1.37
Options canceled and forfeited	—	—
Balance as of June 30, 2022	1,932,773	1.28	1.90	787,384
Options vested and exercisable as of June 30, 2022	1,932,773	$1.28	1.90	$787,384

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 is $19 thousand and $0, respectively.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2022, and 2021 was $2.39 and $1.59 per share, respectively. The total grant-date fair value of options that vested during the six months ended June 30, 2022 and 2021 was $44 thousand and $229 thousand, respectively.

As of June 30, 2022, the Company had 1,932,773 stock options outstanding of which all are fully vested options. As of June 30, 2022, the Company had 259,217 common stock grants outstanding of which 225,336 were vested but not issued and 33,881 were not yet vested. All granted and outstanding common stock grants will fully vest by May 31, 2023. The Company had unrecognized stock-based compensation related to common stock grants of $50 thousand as of June 30, 2022. As of June 30, 2022, the Company had 1,399,765 RSUs outstanding of which 169,422 were vested but not issued and 1,230,343 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2024. The Company had unrecognized stock-based compensation related to RSUs of $1.63 million as of June 30, 2022.

The following assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Fair value of Class A Shares of Common Stock	$1.67–2.43	$1.67–4.58
Exercise price	$0.64-0.65	$0.64-0.75
Risk free interest rate	2.72 - 3.15%	1.25 - 3.15%
Expected dividend yield	0.00%	0.00%
Expected volatility	53.08-53.40%	52.80-53.40%
Expected term	3 Years	3 Years

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of services	$1,220	$80,252	$3,394	$80,252
Research and development	50,440	203,175	110,300	246,668
Selling, general, and administrative	407,986	374,501	633,738	503,119
Total stock-based compensation expense	$459,646	$657,928	$747,432	$830,039

11.    Related Party Transactions

Related party payables of $163 thousand and $253 thousand as of June 30, 2022 and December 31, 2021, respectively, primarily relate to amounts owed to 10Clouds, the Company’s third-party contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended June 30, 2022 and 2021, totaled approximately $219 thousand and $277 thousand, respectively. Total costs incurred in relation to 10Clouds for the six months ended June 30, 2022 and 2021, totaled approximately $434 thousand and $502 thousand, respectively, of which certain amounts were recorded as capitalized internal-use software, research and development, or cost of services.

A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $34 thousand and $0 during the three months ended June 30, 2022 and 2021, respectively. Total expenses incurred by the Company in relation to these services totaled $63 thousand and $0 during the six months ended June 30, 2022, and 2021, respectively. Amounts payable as of June 30, 2022, and December 31, 2021 were $0.

The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 1,408,240 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $1.20 per share. The options have no vesting period and will expire in 24 months after the date of issuance. The loan will be repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020. As of June 30, 2022 and December 31, 2021, the shareholder loan balances were $74 thousand and $130 thousand, respectively.

On August 16, 2017, the Company entered into three shareholder loan agreements with three related parties for $75 thousand each at an interest rate abated to the Applicable Federal Rate at August 2017 of ninety-six basis points. The loans were issued in exchange for 176,282 shares each and are payable to Company on the earlier of three years from the date of the Agreement, or within ninety (90) days upon liquidation of the loan’s underlying security. On July 28, 2020 and August 16, 2021, the Company extended the shareholder loans maturity date of these loans by one year on each date for a total extension of two years from the original maturity date. On November 18, 2021, one shareholder repaid the loan in full, and the Company’s Board resolved to forgive the other two loans in full as a bonus to the remaining two shareholders. As of June 30, 2022 and December 31, 2021 the shareholder loan balances were $0.

12.    Malta Grant

During July 2020 the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first twelve months following Trust Stamp Malta’s incorporation in the Republic of Malta. The Company must provide an initial capital amount of €50 thousand, which is matched with a €50 thousand grant. The remaining €150 thousand are provided as reimbursement of operating expenses twelve months following incorporation.

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the three months ended June 30, 2022 and 2021, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. During the six months ended June 30, 2022 and 2021, the Company incurred $0, respectively, in expenses that are reimbursable under the grant and therefore, recorded these amounts as grant income in the consolidated statements of operations. As of June 30, 2022, all amounts provided for under this grant were received.

On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. During the three and six months ended June 30, 2022, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of June 30, 2022, no amounts provided under this grant were received.

13.    Commitments and Contingencies

Operating Leases – The Company leased office space in Georgia and certain other states in the U.S. under various operating lease arrangements, some of which are month-to-month leases arrangements, including several vehicle and corporate apartment leases requiring monthly payments. As of June 30, 2022, there were no minimum lease commitments related to month-to-month lease arrangements.

The following are the future minimum lease obligations on the Company’s lease agreements as of June 30, 2022:

Future minimum lease obligations
Remainder of 2022	$249,415
2023	316,907
2024	109,295
2025	51,466
2026	2,598
Total	$729,681

Rental expense totaled $110 thousand and $147 thousand for the three months ended June 30, 2022 and 2021, respectively. Rental expense totaled $255 thousand and $292 thousand for the six months ended June 30, 2022 and 2021, respectively.

Purchase Obligation - As of June 30, 2022, the Company’s purchase obligation totaled $267 thousand for an executed agreement with a telecommunications company for a monthly service plan. The service plan terms are twenty-four months and twelve months with no cancellation fee and a $30 thousand cancellation fee, respectively.

Future purchase obligations
Remainder of 2022	$59,460
2023	118,920
2024	88,762
Total	$267,142

Litigation – The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business

14.    Subsequent Events

Subsequent events have been evaluated through August 22, 2022, the date these condensed consolidated financial statements were available to be issued.

U.S. Immigration and Customs Enforcement (“ICE”) Services Contract – On July 15, 2022, the Company entered into a second amendment agreement with ICE to amend the terms of the Company’s modified contract with ICE, initially awarded to the Company on September 23, 2021 and modified on March 27, 2022 (the “ICE Contract”). The second amendment had the effect of implementing an additional up to 60-day cessation of performance of the Company’s and ICE’s obligations under the ICE Contract previously agreed to be performed between March 27, 2022 and September 26, 2022. The second amendment was required to provide ICE additional time to complete the Congressional notification process, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp will continue to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we could be positioned to restart immediately if and when the cessation was lifted.

On August 17, 2022, Trust Stamp received notification from ICE for termination of the ICE Contract for convenience effective immediately. ICE has indicated that it will pay to Trust Stamp compensation for cancellation on a basis to be agreed upon.

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

Overview

T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, or the “Company”) develops and markets identity authentication software for enterprise and government partners and peer-to-peer markets.

Trust Stamp develops proprietary artificial intelligence-powered identity and trust solutions at the intersection of biometrics, privacy, and cybersecurity, that enable organizations to protect themselves and their users, while empowering individuals to retain ownership of their identity data and prevent fraudulent activity using their identity.

Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting edge technology including biometric science, cryptography, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable accurate authentication without the need to store or share sensitive data. By retaining the usefulness of biometric-derived data while minimizing the risk, we allow businesses to adopt biometrics and other anti-fraud initiatives while protecting personal information from hacks and leaks.

Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access and fraud detection, the creation of tokenized digital identities to facilitate financial and societal inclusion, and in-community case management software for alternatives to detention and other governmental uses.

As biometric solutions proliferate, so does the need to protect biometric data. Stored biometric images and templates represent a growing and unquantified financial, security and PR liability and are the subject of governmental, media and public scrutiny, since biometric data cannot be “changed” once they are hacked, as they are directly linked to the user’s physical features and/or behaviors. Privacy concerns around biometric technology have led to close attention from regulators, with multiple jurisdictions placing biometrics in a special or sensitive category of personal data and demanding much stronger safeguards around collection and safekeeping.

To address this unprecedented danger and increased cross-industry need to establish trust quickly and securely in virtual environments, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2, solutions, which replace biometric templates with a cryptographic hash that can never be rebuilt into the original data and cannot be used to identify the subject outside the environment for which it is designed.

Trust Stamp’s data transformation and comparison technology is vendor and modality agnostic, allowing organizations including other biometric services providers to benefit from the increased protection, efficiency, and utility of our proprietary tokenization process. With online and offline functionality, Trust Stamp technology is effective in even the most remote locations in the world.

Trust Stamp also offers end-to-end solutions for multi-factor biometric authentication for account access and recovery, KYC/AML compliance, customer onboarding, and more, which allow organizations to approve more genuine users, keep bad actors from accessing systems and services, and retain existing users with a superior user experience. Management has evaluated the market potential for its services in part by reviewing the following reports, articles, and data sources, none of which were commissioned by the Company, and none are to be incorporated by reference:

Data security and fraud

●	In 2021, 4,145 publicly disclosed breaches exposed over 22 billion records according to the 2021 Year End Data Breach QuickView Report.
●	eCommerce, airline ticketing, money transfer and banking services are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024, according to a 2020 Juniper Research report on Online Payment Fraud.

Biometric authentication

●	Juniper research estimates that biometrics will annually authenticate over $3 trillion in payment transactions by 2025.
●	The global biometric system market is projected to grow from $24.1 billion in 2020 to $82.8 billion by 2027 according to a 2021 Global Industry Analysts, Inc report.

Financial and societal inclusion

●	As of 2017, 1.7 billion people lacked basic financial services including a bank account, and 4 billion people were underbanked according to the World Bank Global Findex 2017 report. (NB. estimates for people lacking basic financial services are now closer to 1.4 billion people).
●	More than 200 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNGSA Financial Inclusion)
●	The global market for Microfinance estimated at $156.7 Billion in the year 2020, is projected to reach $304.3 Billion by 2026 according to the Global Microfinance Market Report 2022.

Alternatives to detention (“ATD”)

●	Addressing the House Appropriations Subcommittee for Homeland Security on May 17, 2022, ICE Acting Director stated that the financial year 2023 Budget submitted by ICE for approval included an additional $75,000,000 for the ATD program over and above the present appropriation and that ICE is “focusing on ATD” instead of more expensive physical detention programs; both because of the threat of COVID and because ATD is less expensive and more humane.
●	On that same day, the Ranking Member of the Subcommittee shared that 230,000 participants are currently in the ATD program with a planned increase to 600,000 participants.
●	The bipartisan Appropriations Committee has recommended a funding increase of $42,186,000 above the request made by ICE, for a total of $569,319,000 for financial year 2023 to fund increases in enrollments into the Alternative to Detention and Secure Docket programs, and case management services and participation.

Our Customers and Business –

Trust Stamp’s key sub-markets are:

i)   Identity authentication for the purpose of account opening, access and fraud detection;
ii)  The creation of tokenized digital identities to facilitate financial and societal inclusion; and
iii) In-community case-management services for governmental agencies

i)  In parallel with our engagements with an S&P 500 bank and other financial and FinTech institutions, we continued to expand our work with Fidelity Information Services, LLC (“FIS”) with our proprietary tokenization technology being utilized in FIS’ new global identity authentication system. To date, two banks have committed to FIS pilots using Trust Stamp technology and it is anticipated that a number of additional banks will be onboarded into pilots by the end of 2022. The pilots utilize the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The orchestration layer that has been developed facilitates no-code and low-code implementations of the Company’s technology making adoption faster and even more cost-effective for a broader range of potential customers.

ii)  Under a ten-year technology services agreement (“the TSA”) with Mastercard International entered into in March 2019, the Company’s IT2 technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare including Ethiopia’s implementation of Mastercard’s Wellness Pass within Ethiopia’s health information system to promote efficiency in healthcare tracking and offline portability of health records.

Under the TSA, the Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per use” basis for all transactions utilizing its technology. To date the Company has received guaranteed minimum annual payments on account of usage but anticipates significant use-based revenue starting in 2023 and growing year-on-year thereafter.

iii)  On September 23, 2021, the Company was awarded a contract with the US Department of Homeland Security, Immigration and Customs Enforcement Division (“ICE”). Effective March 27, 2022, Trust Stamp agreed to a bilateral modification (the “ICE Contract”) of that September 2021 contract. The modification (which has been amended to implement an up 90-day cessation of performance, as described further below) covers software development and services related to rapid enrolment in the ICE Alternative to Detention Program increases the total contract award value to $7,176,364 from the original $3,920,764 and extends the delivery period until September 26, 2022. The Company anticipates significant ongoing growth opportunities for its software products in the Alternative to Detention Program and in the provision of other in-community case management services for federal and state agencies. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

In addition to its key sub-markets, the Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities, in particular, the travel, healthcare, Metaverse platform and cryptographic key and account credential safekeeping sectors.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss before taxes	$(2,922,286)	$(1,966,889)	$(4,614,348)	$(3,998,782)
Add: Other expense	272	—	94,785	36,185
Less: Other income	(5,673)	(35,365)	(12,614)	(10,806)
Add: Interest expense (income)	2,354	7,829	6,312	40,049
Add: Stock-based compensation	459,646	657,928	747,432	830,039
Add: Impairment loss of digital assets	23,885	—	23,885	—
Add: Non-cash expenses for in-kind services	27,930	28,004	55,860	55,934
Add: Depreciation and amortization	190,703	152,171	344,631	273,623
Adjusted EBITDA loss (non-GAAP)	$(2,223,169)	$(1,156,322)	$(3,354,057)	$(2,773,758)

Adjusted EBITDA loss (non-GAAP) for the three months ended June 30, 2022, increased by 92.26%, to $2.22 million from $1.16 million for the three months ended June 30, 2021. The overall increase in adjusted EBITDA loss (non-GAAP) was driven primarily by an increase in selling, general and administrative expenses of $580 thousand and research and development expenses of $258 thousand during the three months ended June 30, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the three months ended June 30, 2022.

Adjusted EBITDA loss (non-GAAP) for the six months ended June 30, 2022, increased by 20.92%, to $3.35 million from $2.77 million for the six months ended June 30, 2021. The overall increase in adjusted EBITDA loss (non-GAAP) was driven by a $1.82 million increase in selling, general and administrative expenses, research and development expenses of $539 thousand, and cost of services of $438 thousand during the six months ended June 30, 2022, offset by an increase in net revenues of $2.28 million during the six months ended June 30, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the six months ended June 30, 2022.

Gross revenue (non-GAAP)

This discussion includes information about gross revenue that is not prepared in accordance with U.S. GAAP. Gross revenue is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Gross revenue for the three months ended June 30, 2022, increased 0.18% to $771 thousand compared to $769 thousand for the three months ended June 30, 2021. Gross revenues received in the three months ended June 30, 2022, included $63 thousand for the sale of outsourced web hosting services. See “Results of Operations” below for further discussion on the drivers behind the increase in net revenue during the three months ended June 30, 2022.

Gross revenue for the six months ended June 30, 2022, increased 170.35% to $3.65 million compared to $1.35 million for the six months ended June 30, 2021. Gross revenues received in the six months ended June 30, 2022, included $125 thousand for the sale of outsourced web hosting services. Due to GAAP requirements, we did not include the third-party costs for web hosting in net revenue, but instead, reduced cost of services. See “Results of Operations” below for further discussion on the drivers behind the increase in net revenue during the six months ended June 30, 2022.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$708,288	$719,409	$3,529,333	$1,251,692
Add back:
Third party costs rebilled to clients	62,500	50,000	125,000	100,000

Gross revenue (non-GAAP)	$770,788	$769,409	$3,654,333	$1,351,692

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for the three and six months ended June 31, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$708,288	$719,409	$3,529,333	$1,251,692
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	348,166	346,594	1,042,144	604,013
Research and development	574,490	316,579	1,022,903	483,819
Selling, general, and administrative	2,532,849	1,953,047	5,698,695	3,874,884
Depreciation and amortization	190,703	152,171	344,631	273,623
Total Operating Expenses	3,646,208	2,768,391	8,108,373	5,236,339
Operating Loss	(2,937,920)	(2,048,982)	(4,579,040)	(3,984,647)
Non-Operating Income (Expense):
Interest income (expense)	(2,354)	(7,829)	(6,312)	(40,049)
Change in fair value of warrant liability	36,472	—	77,060	—
Grant income	—	54,557	—	51,293
Impairment of digital assets	(23,885)	—	(23,885)	—
Other income	5,673	35,365	12,614	10,806
Other expense	(272)	—	(94,785)	(36,185)
Total Other Income (Expense), Net	15,634	82,093	(35,308)	(14,135)
Net Loss before Taxes	(2,922,286)	(1,966,889)	(4,614,348)	(3,998,782)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(2,922,286)	(1,966,889)	(4,614,348)	(3,998,782)
Net loss attributable to noncontrolling interest	—	(864)	—	(864)
Net loss attributable to T Stamp Inc.	$(2,922,286)	$(1,966,025)	$(4,614,348)	$(3,997,918)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.13)	$(0.10)	$(0.20)	$(0.22)
Weighted-average shares used to compute basic and diluted net loss per share	23,266,587	18,828,225	23,008,941	18,435,847

Comparison of the Three Months Ended June 30, 2022 and 2021

Net revenue

	Three months ended June 30,
	2022	2021	$ Change	% Change
Net revenue	$708,288	$719,409	$(11,121)	(1.55)%

Net revenue decreased by $11 thousand, or 1.55% during the three months ended June 30, 2022, and consisted of $201 thousand from ICE, $152 thousand from Mastercard, $264 thousand from a S&P500 bank, and the remaining $91 thousand from various other customers.

Revenue from new statements of work (“SOW”) totaled $396 thousand which derived from revenue agreements with a total value of $3.67 million. The most notable new revenue agreement was from the contract modification that the Company executed with ICE, effective March 27th, 2022, to increase the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

Cost of services

	Three months ended June 30,
	2022	2021	$ Change	% Change
Cost of services	$348,166	$346,594	$1,572	0.45%

Cost of services (“COS”) increased by $2 thousand or 0.45% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase between the periods were driven primarily by the $111 thousand in labor costs related to servicing requirements from the ICE Contract, which was not incurred during the three months ended June 30, 2021. Furthermore, we incurred $51 thousand more in web hosting charges during the three months ended June 30, 2022, both internally and with our customers, which was driven by additional customer implementations and usage. Web hosting costs totaled $178 thousand during the three months ended June 30, 2022, of which $91 thousand was invoiced to our customers, compared to the three months ended June 30, 2021, which had $108 thousand in web hosting charges and $72 thousand invoiced to customers. In addition, there was a $13 thousand increase in internal COS for the three months ended June 30, 2022.

The COS increases for the three months ended June 30, 2022 were offset by a $79 thousand decrease in stock-based compensation. In addition, there is a $61 thousand decrease in COS for the three months ended June 30, 2022 due to the completion and billing of the FIS SOW during the three months ended June 30, 2021.

Gross profit during the comparative periods decreased slightly by 3.40% or $12 thousand from $373 thousand for the three months ended June 30, 2021, to $360 thousand for the three months ended June 30, 2022. Gross margins decreased by 0.98% from 51.82% for the three months ended June 30, 2021, to 50.84% for the three months ended June 30, 2022.

Research and development

	Three months ended June 30,
	2022	2021	$ Change	% Change
Research and development	$574,490	$316,579	$257,911	81.47%

Research and development (“R&D”) expenses increased by $257 thousand, or 81.47% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in R&D expense during the three months ended June 30, 2022 was driven by an increase in R&D activities, as well as growth of our R&D team. Comparing the three months ended June 30, 2021 to the three months ended June 30, 2022, the Company grew its R&D team from 53 to 68 full-time equivalents (“FTE”).

Selling, general, and administrative

	Three months ended June 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative	$2,532,849	$1,953,047	$579,802	29.69%

Selling, general, and administrative expense (“SG&A”) increased by $580 thousand, or 29.69% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in SG&A expense during the three months ended June 30, 2022 was driven mostly by the $211 thousand variance in payroll tax expenses as a result of the receipt of a $161 thousand during the three months ended June 30, 2021, for R&D tax credit from the State of Georgia and the United States Federal Government. The Company had $49 thousand of payroll tax expense with no R&D tax credit due to timing of the credit during the three months ended June 30, 2022.

During the three months ended June 30, 2022, there was a $193 thousand or 160.00% increase in legal and professional services fees and other listing fees related to the listing of the Company’s Class A Common Stock on the Nasdaq Capital Market and related initial SEC filings. Additionally, during the three months ended June 30, 2021, there was a $272 thousand increase in business development activities due to hiring three seasoned commercial team members including a former Vice President of Mastercard as Trust Stamp’s Chief Innovation Officer. There was also an increase in SG&A of $81 thousand or increase from commercial-related travelling costs because of the COVID-19-era travel restrictions lifting, freeing up executive and sales staff to travel to, among others, events, industry and investor conferences.

Finally, the remainder of the increase in SG&A expenses from the three months ended June 30, 2021 to the three months ended June 30, 2022 was driven mostly was driven mostly by the increase in SG&A FTE and associated overhead for the three months ended June 30, 2021 compared to the three months ended June 30, 2022.

Depreciation and amortization

	Three months ended June 30,
	2022	2021	$ Change	% Change
Depreciation and amortization	$190,703	$152,171	$38,532	25.32%

Depreciation and amortization (“D&A”) increased by $38 thousand, or 25.32% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Driving the increase is the variance in software depreciation expense due to the $227 thousand and $138 thousand in capitalized internal-use software from 2016 and 2017, respectively, reaching the completion of its 5 year useful life during the three months ended June 30, 2021 and 2022, respectively. The completion of the capitalized internal-use software amortization was offset by $227 thousand and $396 thousand in software costs added to capitalized internal-use software after June 30, 2021.

Despite a minor increase to capitalized internal-use software amortization expense, we continue to see a trend of increasing software capitalization. The development of new software has resulted in additional capitalized internal-use software amortization, or microservices, that once reaching technical feasibility, the Company begins to capitalize and subsequently amortize the related costs over a period of 5 years. In addition, patent amortization increased during the three months ended June 30, 2022 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the six months ended June 30, 2022, the Company added eleven new pending patents and eight issued patents.

Operating loss

	Three months ended June 30,
	2022	2021	$ Change	% Change
Operating loss	$(2,937,920)	$(2,048,982)	$(888,938)	(43.38)%

Operating Loss increased by $889 thousand, or 43.38% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase in SG&A and R&D expenses.

Interest income (expense)

	Three months ended June 30,
	2022	2021	$ Change	% Change
Interest income (expense)	$(2,354)	$(7,829)	$5,475	69.93%

Interest income (expense) decreased by $5 thousand, or 69.93% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. During the three months June 30, 2022 and 2021 there was a total of $4 thousand and $8 thousand interest expense, respectively. The decrease in interest expense is due to the SCV note settlement in April 2021. During the three months June 30, 2022 and 2021 interest income totaled $2 thousand and $0, respectively. The interest earned during the three months ended June 30, 2022 is a result of interest earned on cash accounts.

Change in fair value of warrant liability

	Three months ended June 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$36,472	$—	$36,472	—

The Company recognized a change in fair value of warrant liability during the three months ended June 30, 2022, of $36 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Grant income

	Three months ended June 30,
	2022	2021	$ Change	% Change
Grant income	$—	$54,557	$54,557	—

Grant income during the three months ended June 30, 2021 relates to $55 thousand received under the Business Development and Continuity Scheme secured by the Company’s subsidiary, Trust Stamp Malta. This agreement with the Republic of Malta is described in more detail in Note 12 to the financial statements, provided under Item 1 of this report. During the three-month ended June 30, 2022 there was no grant income recorded.

Impairment of digital assets

	Three months ended June 30,
	2022	2021	$Change	% Change
Impairment of digital assets	$(23,885)	$—	$(23,885)	—

The Company recognized an impairment on digital assets during the three months ended June 30, 2022 of $24 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.

Other income

	Three months ended June 30,
	2022	2021	$ Change	% Change
Other income	$5,673	$35,365	$(29,692)	(83.96)%

Other income decreased by $30 thousand for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The other income decrease was driven by realized exchange differences related to foreign currency transactions. The three months ended June 30, 2021 includes exchange gains of $26 thousand for external invoices billed in foreign currency. During the three months ended June 30, 2022 the Company recognized an exchange loss that is included in other expense.

Other expense

	Three months ended June 30,
	2022	2021	$ Change	% Change
Other expense	$(272)	$—	$(272)%

Other expense increased by $272 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In the second quarter of 2022, the Company determined that there is currently no intention to settle intercompany accounts in the foreseeable future; therefore, future fluctuations in foreign currencies between the Company and its subsidiaries will be booked to Accumulated other comprehensive income on the balance sheet

Comparison of the Six Months Ended June 30, 2022 and 2021

Net revenue

	Six months ended June 30,
	2022	2021	$Change	% Change
Net revenue	$3,529,333	$1,251,692	$2,277,641	181.96%

During the six months ended June 30, 2022, net revenue increased by $2.28 million, or 181.96% compared to the six months ended June 30, 2021. This increase was primarily due to the $3,920,764 ICE Contract for an alternative to detention program, which was subsequently modified to $7,176,364, effective March 27th, 2022. During the six months ended June 30, 2022, the Company booked $2.44 million related to the ICE Contract. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract. Additionally, the Company booked $1.09 million in non-ICE revenue, $550 thousand from a S&P500 bank, a statement of work (“SOW”) from Mastercard for $329 thousand, $114 thousand from FIS, and the remaining $98 thousand from various other new SOWs. There were no ICE revenues recorded during the six months ended June 30, 2021.

Cost of services

	Six months ended June 30,
	2022	2021	$Change	% Change
Cost of services	$1,042,144	$604,013	$438,131	72.54%

Cost of services provided increased by $438 thousand, or 72.54% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase during the six months ended June 30, 2022 was primarily driven by the ICE Contract which the Company executed in the third quarter of 2021, which was subsequently modified effective March 27th, 2022. During the six months ended June 30, 2022, the Company booked $340 thousand in labor and third-party carrier costs related to servicing the requirements of the ICE Contract, which was offset by a decrease of $77 thousand in stock-based compensation and $108 thousand in costs to service the FIS contract that did not recur in the six months ended June 30, 2022.

Additionally, gross profit during the comparative periods increased significantly by 284.02% or $1.84 million from $647 thousand for the six months ended June 30, 2021, to $2.49 million for the six months ended June 30, 2022. Gross margins improved by 18.73% from 51.74% for the six months ended June 30, 2021, to 70.47% for the six months ended June 30, 2022.

Research and development

	Six months ended June 30,
	2022	2021	$Change	% Change
Research and development	$1,022,903	$483,819	$539,084	111.42%

Research and development (“R&D”) increased by $539 thousand, or 111.42% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in R&D expenses during the six months ended June 30, 2022, was driven by a larger portion of the developer activities focused on customer implementations and/or developing new technology services as a result of newly approved intellectual property patents.

Selling, general, and administrative

	Six months ended June 30,
	2022	2021	$Change	% Change
Selling, general, and administrative	$5,698,695	$3,874,884	$1,823,811	47.07%

Selling, general, and administrative expense (“SG&A”) increased by $1.82 million, or 47.07% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase during the six months ended June 30, 2022 was driven mostly by the $645 thousand increase in legal and professional services fees and other fees related to the listing of the Company’s Class A Common stock on the Nasdaq Capital Market. Additionally, the Company incurred $426 thousand in sales commissions in the six months ended June 30, 2022 compared to $47 thousand during the three months ended June 30, 2021; an increase of $380 thousand or 813.26%. The increase in commissions paid during the six months ended June 30, 2022 is directly related to the substantial increase in cash received on revenue contracts during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, and include commissions paid on the customer comments with ICE, FIS, and other customer. Other notable variances during the six months ended June 30, 2022 include an increase of $240 thousand for management consulting and training with the Disney Institute and a $157 thousand increase for four additional business development team members including a former VP at Mastercard, who has taken the role of Chief Innovation Officer.

Depreciation and amortization

	Six months ended June 30,
	2022	2021	$Change	% Change
Depreciation and amortization	$344,631	$273,623	$71,008	25.95%

Depreciation and amortization (“D&A”) increased by $71 thousand, or 25.95% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Driving the increase in software depreciation expense was due to the $227 thousand and $23 thousand in capitalized internal- use software from 2016 and 2017, respectively, reaching the completion of its 5-year useful life during the three months ended June 30, 2021 and 2022, respectively. The completion of those capitalized internal-use software amortization was offset by $227 thousand and $396 thousand in capitalized internal-use software costs after June 30, 2021.

Operating loss

	Six months ended June 30,
	2022	2021	$Change	% Change
Operating loss	$(4,579,040)	$(3,984,647)	$(594,393)	14.92%

Operating Loss increased by $594 thousand, or 14.92% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase in SG&A expenses and R&D expenses.

Interest income (expense)

	Six months ended June 30,
	2022	2021	$Change	% Change
Interest income (expense)	$(6,312)	$(40,049)	$33,737	84.24%

Interest income (expense) increased by $34 thousand, or 84.24% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Other income was primarily made up of ancillary fees from investments in the 2021 public raise received during the six months ended June 30, 2022. The remaining net interest expense relates to various immaterial interest-bearing and interest-earning accounts.

Change in fair value of warrant liability

	Six months ended June 30,
	2022	2021	$Change	% Change
Change in fair value of warrant liability	$77,060	$—	$77,060	—

The Company recognized a change in fair value of warrant liability during the six months ended June 30, 2022, of $77 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Grant income

	Six months ended June 30,
	2022	2021	$ Change	% Change
Grant income	$—	$51,293	$51,293	—

Grant income during the six months ended June 30, 2021, relates to $51 thousand received in grant income that the Company’s subsidiary, Trust Stamp Malta, entered with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta with the Republic of Malta described in Note 12 to the financial statements provided under Item 1 of this report. During the six-month ended June 30, 2022, there was no grant income recorded.

Impairment of digital assets

	Six months ended June 30,
	2022	2021	$ Change	% Change
Impairment of digital assets	$(23,885)	$—	$(23,885)	—

The Company recognized an impairment on digital assets during the six months ended June 30, 2022, of $24 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.

Other income

	Six months ended June 30,
	2022	2021	$ Change	% Change
Other income	$12,614	$10,806	$1,808	16.73%

Other income increased by $2 thousand for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to ancillary fees from investments in the 2021 public raise received during the six months ended June 30, 2022.

Other expense

	Six months ended June 30,
	2022	2021	$ Change	% Change
Other expense	$(94,785)	$(36,185)	$(58,600)	(161.94)%

Other expense increased by $59 thousand or 161.94% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an unrealized loss on foreign currency translations for intercompany transactions between the parent company, T Stamp Inc., and its subsidiary, Trust Stamp Malta Limited with currencies denominated in United States dollars and Euros, respectively.

During the six months ended June 30, 2021, there was an unrealized loss on foreign currency translations that is recorded to other income for foreign currencies held by the Company’s subsidiaries to meet expenses denominated in those currencies, the U.S. dollar cost of which expenses has fallen commensurately, therefore the unrealized loss will have no cash impact until the accounts are settled.

In the second quarter of 2022, the Company determined that there is currently no intention to settle intercompany accounts in the foreseeable future; therefore, future fluctuations in foreign currencies between the Company and its subsidiaries will be booked to Accumulated other comprehensive income on the balance sheet.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had approximately $2.83 million and $3.48 million cash in our banking accounts, respectively. The decrease in cash from December 31, 2021 to June 30, 2022 was a result of the net negative cash inflow from the combination of financing and operating activities which were $4.38 million during the six months ended June 30, 2022 compared to $4.47 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, Contributor to the cash outflows increase include $329 thousand for AT&T carrier fees and $360 thousand in sales commissions related to the ICE Contract, $200 thousand NASDAQ listing fee, $468 thousand in a cash bonus to meet the Company’s commitment to pay taxes on behalf of employees for their 2019 stock bonuses, and $240 thousand to the Disney Institute for management consulting.

Total current assets for the comparative periods decreased by 25.36% or $1.46 million from $5.76 million as of December 31, 2021, to $4.30 million during the six months ended June 30, 2022. The current assets decrease was primarily driven by the decrease in cash (discussed above), accounts receivable, and prepaid expenses and other current assets. Accounts receivable decreased by $540 thousand from $1.28 million as of December 31, 2021 to $739 thousand as of June 30, 2022 primarily due to the cessation of the ICE Contract billings. Additionally, there was a decrease in current liabilities of 43.15% or $1.36 million at June 30, 2022, compared to $2.40 million as of December 31, 2021. In effect, the Company’s current ratio, that is, the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its current liabilities with its current cash assets, grew from 2.40 as of December 31, 2021, to 3.15 as of June 30, 2022. This is a result of a decrease of cash and increase of  current cash inflow from operating and financing activities and a reduction of current liabilities.

The conversion of deferred revenue and customer deposit liabilities into revenue, coupled with the payment of the above-mentioned cash bonus for the 2019 stock bonuses were the primary drivers for the decrease in current liabilities as of June 30, 2022, compared to December 31, 2021. Various SOWs that existed as deferred revenue as of December 31, 2021, included $104 thousand received in cash in relation to the Mastercard License fee, $108 thousand for FIS, and $105 thousand for IJM. Customer deposit liabilities as of December 31, 2021, included deferred revenue related to the ICE Contract. Since there is a provision in government contracts which provides for termination on convenience, the Company reclassed this amount to customer deposit liabilities. During the six months ended June 30, 2022, the Company converted this entire balance to recognized revenue.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and will receive minimum total fees of $250 thousand in 2022, rising by 15% in each subsequent year beginning in 2023 with a cap of $1.00 million. The Company has recognized $125 thousand of the software license agreement fees during the six months ended June 30, 2022.

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

On December 21, 2021, a SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.6000 per share for a total purchase price of $3.3 million.

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

On January 26, 2022, we initially qualified an offering with the Securities and Exchange Commission under Regulation A to allow for the exercise of warrants issued pursuant to the Regulation CF, Regulation D, and Regulation S unit offerings. As of June 30, 2022, warrants for 14,250 shares have been exercised for $57 thousand by investors.

On September 23, 2021, the Company was awarded a $3,920,764 contract with ICE (the “ICE Contract”).

Executed on April 5, 2022, and made effective March 27, 2022, Trust Stamp agreed to a modification of the ICE Contract, increasing the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022 (subject to a right of early termination by ICE). However, due to a recent change in legislation (enacted through H.R. 2471: Consolidated Appropriations Act, 2022) which requires a Congressional notification in order for ICE to award a contract or subcontract to a particular entity for any pilot or demonstration program that uses more than 5 full-time equivalents or costs in excess of $1,000,000, effective April 15, 2022, the Company entered into an Amendment with ICE to amend the terms of the ICE Contract, implementing an up to 90-day cessation of performance of the Company’s and ICE’s obligations under the ICE Contract. This change in legislation was retroactively applied to the March 27, 2022, modification to the ICE Contract. The up to 90-day cessation of the ICE Contract provided by the Amendment was intended to allow ICE ample time to complete a Congressional notification for the modification of the ICE Contract, so that the Company could continue to provide services to ICE under the ICE Contract. However, as of July 15, 2022 (the end of the 90-day cessation period), ICE had not yet been able to complete such a Congressional notification.

On July 15, 2022, the Company entered into a second amendment agreement with ICE to amend the terms of the ICE Contract (as modified on March 27, 2022. The second amendment had the effect of implementing an additional up to 60-day cessation of performance of the Company’s and ICE’s obligations under the ICE Contract previously agreed to be performed between March 27, 2022, and September 26, 2022. Furthermore, this second amendment was intended to provide ICE additional time to complete  such a Congressional notification, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp continued to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we could be positioned to restart immediately if and when the cessation was lifted.

On August 17, 2022, Trust Stamp received notification from ICE for termination of the ICE Contract, for convenience, effective immediately. ICE has indicated that it will pay to Trust Stamp compensation for cancellation on a basis to be agreed upon. The Company expects that human resources costs – i.e., compensation for new and existing officers, directors, and employees – will be the largest material cash obligation for the Company within the next twelve months, with projected human resources costs totaling approximately $639 thousand per month, a reduction from $750 thousand per month as reported as at March 31, 2022. The Company believes, as described above, that revenues from its existing operations will be sufficient to cover these costs, and that any funds from new client contracts or offerings would provide additional operational capacity for the Company going forward.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the six months ended June 30, 2022 of $4.61 million, operating cash outflows of $3.86 million for the same period, and an accumulated deficit of $31.82 million as of June 30, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Refer to Note 14 for an expanded discussion of the 90-day cessation, subsequent 60-day cessation, and eventual termination of the ICE renewal. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Equity, Notes, and Warrants

Regulation D, Regulation S and Regulation CF Offerings. See more information on Regulation D, Regulation S, and Regulation CF fundraising efforts, as well as exercise of warrants by existing warrant holders of the Company, in the Liquidity and Capital Resources subsection above.

Operating Activities

Net cash used in operating activities decreased by 3.08% from $3.98 million for the six months ended June 30, 2021 to $3.86 million for the six months ended June 30, 2022. Of the $4.61 million net loss for the six months ended June 30, 2022, there was a non-cash expense of $747 thousand related to an accounting estimate used to calculate stock-based compensation, decrease in warrant liability of $77 thousand, repayment of shareholder loan through in-kind services of $56 thousand, digital asset impairment of $24 thousand, and $345 thousand for depreciation and amortization that was added back to net loss. Additionally, $339 thousand from the timing of accrual was subtracted from net loss to arrive at a $3.86 million cash outflow from operating activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $524 thousand, compared to net cash of $484 thousand used in the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2022 and 2021 were related primarily to continued investments to develop future technologies that we intend to capitalize and monetize over time. During the six months ended June 30, 2022, capitalized internal-use software increased by 26.96% compared the six months ended June 30, 2021. This is also a result of the Company’s investments in R&D, which, during the six months ended June 30, 2022, produced eleven new pending patent applications and eight issued patents with the United States Patent and Trademark Office. During the six months ended June 30, 2021, we completed an acquisition of Pixelpin Ltd (completed on March 18, 2021), in exchange for $91 thousand in cash. Pixelpin Ltd is an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. This acquisition further enhances Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $3.69 million, compared to net cash of $4.18 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, cash received included the $3.38 million from a warrant exercise received in December 2021 from SCV and REach® Ventures, $72 thousand from the exercise of options, $259 thousand in units sold and warrants exercised in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for our Nasdaq listing, and an offset of $30 thousand for principal payments made for the financial liability. During the six months ended June 30, 2021, cash received primarily related to our private fundraise under SEC Regulations D and Regulation S, from which the Company closed $3.97 million in net proceeds. Additionally, the Company received $548 thousand in proceeds from a soft loan, a potentially repayable loan, from the government of Malta.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations as of June 30, 2022:

Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$729,681	$249,415	$477,668	$2,598
Purchase obligations	267,142	59,460	207,682	—

Total contractual obligations	$996,823	$308,875	$685,350	$2,598

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

During the year ended December 31, 2021, the Company entered into a significant contract with ICE that contained multiple performance obligations, including software application development, mobile hardware, and services to assist ICE. The Company allocates the transaction price for this contract based on the stand-alone selling price of each performance obligation. The Company uses the expected cost-plus margin approach for determining the stand-alone selling prices of the mobile hardware and services to assist ICE, as this is believed to be the most accurate method of allocating the transaction price to these performance obligations, maximizing the use of observable inputs. As the Company does not have a similar software application that has been sold to another customer, the Company uses the residual approach for determining the stand-alone selling price of the software application development by subtracting the sum of the stand-alone selling prices for the mobile hardware and services to assist ICE from the total transaction price.

Executed on April 5, 2022, and made effective March 27, 2022, Trust Stamp agreed to a modification of this contract with ICE, increasing the total contract award value to $7,176,364 from the original $3,920,764 and extending the delivery period until September 26, 2022 (subject to a right of early termination by ICE). However, due to a recent change in legislation (enacted through H.R. 2471: Consolidated Appropriations Act, 2022) which requires a Congressional notification in order for ICE to award a contract or subcontract to a particular entity for any pilot or demonstration program that uses more than 5 full-time equivalents or costs in excess of $1,000,000, effective April 15, 2022, the Company entered into an amendment with ICE to amend the terms of the ICE Contract, implementing an up to 90-day cessation of performance of the Company’s and ICE’s obligations (the “Amendment”). This change in legislation was retroactively applied to the March 27, 2022, modification to the ICE Contract. The up to 90-day cessation of the ICE Contract provided by the Amendment was intended to allow ICE ample time to obtain a Congressional notification for the modification of the ICE Contract, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp continued to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we could be positioned to restart immediately if and when the cessation is lifted. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

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

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

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

Changes in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2021, our independent auditor identified material weaknesses in our internal control over financial reporting. The material weaknesses related to certain corporate finance and accounting oversight functions reside over the detection of errors that were present within the Company’s calculation of stock-based awards as well as the financial reporting close process.

During the six months ended June 30, 2022, covered by this report, there have been no changes in Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, the Company sold the following securities in transactions not registered under the Securities Act:

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

10.20

Amendment dated April 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.21

Amendment dated July 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed within)

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
Date: August 22, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: August 22, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: August 22, 2022

/s/ David Story
David Story, Director
Date: August 22, 2022

/s/ William McClintock
William McClintock, Director
Date: August 22, 2022

/s/ Mark Birschbach
Mark Birschbach, Director
Date: August 22, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: August 22, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: August 22, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: August 22, 2022