Form 10-Q
period 2022-09-30
T Stamp Inc
filed 2022-11-10
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 24,264,150 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
	Signatures	56

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T STAMP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,930,591	$3,475,695
Accounts receivable	1,325,023	1,278,286
Related party receivables	31,831	13,648
Prepaid expenses and other current assets	479,386	996,602
Total Current Assets	4,766,831	5,764,231
Capitalized internal-use software, net	1,370,584	1,160,044
Goodwill	1,248,664	1,248,664
Digital assets	4,856	—
Intangible assets, net	210,371	201,807
Property and equipment, net	330,187	111,768
Other assets	150,601	178,140
Total Assets	$8,082,094	$8,664,654
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$280,831	$304,140
Related party payables	159,083	252,773
Accrued expenses	941,850	1,059,532
Deferred revenue	1,614,843	503,433
Customer deposit liabilities	—	280,108
Short-term financial liability	118,860	—
Total Current Liabilities	3,115,467	2,399,986

Warrant liabilities	286,327	374,694
Non-convertible notes payable, non-current, plus accrued interest of $21,873 and $12,252, respectively	804,613	856,258
Long-term financial liability	118,475	—
Total Liabilities	4,324,882	3,630,938

Commitments and Contingencies, Note 13

Stockholders' Equity:
Series A Preferred Stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value, 37,500,000 shares authorized, and 24,264,150 and 20,475,143 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	242,641	204,751
Treasury stock, at cost: 282,565 shares held as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	38,503,926	31,822,079
Noncontrolling interest	161,439	161,439
Stockholders' notes receivable	(46,477)	(130,267)
Accumulated other comprehensive income	158,109	183,900
Accumulated deficit	(35,262,426)	(27,208,186)
Total Stockholders' Equity	3,757,212	5,033,716
Total Liabilities and Stockholders' Equity	$8,082,094	$8,664,654

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$1,348,478	$330,104	$4,877,809	$1,581,796
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	529,023	249,357	1,571,166	853,370
Research and development	777,800	578,763	1,766,164	1,126,914
Selling, general, and administrative	3,281,661	2,292,182	9,014,894	6,102,937
Depreciation and amortization	203,106	149,103	547,737	422,727
Total Operating Expenses	4,791,590	3,269,405	12,899,961	8,505,948
Operating Loss	(3,443,112)	(2,939,301)	(8,022,152)	(6,924,152)
Non-Operating Income (Expense):
Interest income (expense)	(2,889)	(3,801)	(9,202)	(43,850)
Change in fair value of warrant liability	11,307	(54,372)	88,367	(54,372)
Grant income	—	10,308	—	61,601
Impairment of digital assets	(1,260)	—	(25,144)	—
Other income	3,546	—	16,160	10,865
Other expense	(7,484)	(49,178)	(102,269)	(85,217)
Total Other Income (Expense), Net	3,220	(97,043)	(32,088)	(110,973)
Net Loss before Taxes	(3,439,892)	(3,036,344)	(8,054,240)	(7,035,125)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(3,439,892)	(3,036,344)	(8,054,240)	(7,035,125)
Net loss attributable to noncontrolling interest	—	(440)	—	(1,304)
Net loss attributable to T Stamp Inc.	$(3,439,892)	$(3,035,904)	$(8,054,240)	$(7,033,821)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.15)	$(0.16)	$(0.35)	$(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	23,467,324	19,358,016	23,163,414	18,847,797

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss including noncontrolling interest	$(3,439,892)	$(3,036,344)	$(8,054,240)	$(7,035,125)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(53,715)	32,032	(25,791)	76,760
Total Other Comprehensive Income (Loss)	(53,715)	32,032	(25,791)	76,760
Comprehensive loss	(3,493,607)	(3,004,312)	(8,080,031)	(6,958,365)
Comprehensive loss attributable to noncontrolling interest	—	(440)	—	(1,304)
Comprehensive loss attributable to T Stamp Inc.	$(3,493,607)	$(3,003,872)	$(8,080,031)	$(6,957,061)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

								Accumulated
			Additional				Stockholders'	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, June 30, 2021	19,100,710	$191,007	$25,095,832	282,565	$—	$162,318	$(411,127)	$89,828	$(22,148,940)	$2,978,918
Issuance of common stock	40,190	402	22,730	—	—	—	—	—	—	23,132
Issuance of common stock warrants	—	—	19,509	—	—	—	—	—	—	19,509
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	27,930	—	—	27,930
Stock-based compensation	—	—	892,898	—	—	—	—	—	—	892,898
Currency translation adjustment	—	—	—	—	—	—	—	32,032	—	32,032
Net loss attributable to non-controlling interest	—	—	—	—	—	(440)	—	—	—	(440)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(3,035,904)	(3,035,904)
Balance, September 30, 2021	19,140,900	$191,409	$26,030,969	282,565	$—	$161,878	$(383,197)	$121,860	$(25,184,844)	$938,075

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, June 30, 2022	23,285,733	$232,857	$36,240,605	282,565	$—	$161,439	$(74,407)	$211,824	$(31,822,534)	$4,949,784
Exercise of options to common stock	4,667	47	6,453	—	—	—	—	—	—	6,500
Issuance of common stock	973,750	9,737	794,615	—	—	—	—	—	—	804,352
Issuance of common stock warrants	—	—	611,452	—	—	—	—	—	—	611,452
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	27,930	—	—	27,930
Stock-based compensation	—	—	850,801	—	—	—	—	—	—	850,801
Currency translation adjustment	—	—	—	—	—	—	—	(53,715)	—	(53,715)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(3,439,892)	(3,439,892)
Balance, September 30, 2022	24,264,150	$242,641	$38,503,926	282,565	$—	$161,439	$(46,477)	$158,109	$(35,262,426)	$3,757,212

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

								Accumulated
			Additional				Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, January 1, 2021	17,695,985	$176,965	$20,306,495	282,565	$—	$163,182	$(467,061)	$45,100	$(18,151,023)	$2,073,658
Exercise of warrants to common stock	75,000	750	—	—	—	—	—	—	—	750
Issuance of common stock	1,369,915	13,694	3,982,029	—	—	—	—	—	—	3,995,723
Issuance of common stock warrants	—	—	19,509	—	—	—	—	—	—	19,509
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	83,864	—	—	83,864
Stock-based compensation	—	—	1,722,936	—	—	—	—	—	—	1,722,936
Currency translation adjustment	—	—	—	—	—	—	—	76,760	—	76,760
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,304)	—	—	—	(1,304)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	—	(7,033,821)	(7,033,821)
Balance, September 30, 2021	19,140,900	$191,409	$26,030,969	282,565	$—	$161,878	$(383,197)	$121,860	$(25,184,844)	$938,075

								Accumulated
			Additional				Stockholders'	Other
	Common Stock		Paid-In	Treasury Stock		Noncontrolling	Notes	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Interest	Receivable	Income	Deficit	Total
Balance, January 1, 2022	20,475,143	$204,751	$31,822,079	282,565	$—	$161,439	$(130,267)	$183,900	$(27,208,186)	$5,033,716
Exercise of warrants to common stock	2,452,451	24,525	3,359,237	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	65,022	650	77,442	—	—	—	—	—	—	78,092
Issuance of common stock	1,054,180	10,542	997,248	—	—	—	—	—	—	1,007,790
Issuance of common stock warrants	—	—	667,290	—	—	—	—	—	—	667,290
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	217,354	2,173	(17,603)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	—	83,790	—	—	83,790
Stock-based compensation	—	—	1,598,233	—	—	—	—	—	—	1,598,233
Currency translation adjustment	—	—	—	—	—	—	—	(25,791)	—	(25,791)
Net loss attributable to T Stamp, Inc.	—	—	—	—	—	—	—	—	(8,054,240)	(8,054,240)
Balance, September 30, 2022	24,264,150	$242,641	$38,503,926	282,565	$—	$161,439	$(46,477)	$158,109	$(35,262,426)	$3,757,212

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(8,054,240)		$(7,033,821)
Net loss attributable to noncontrolling interest	—		(1,304)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	547,737		422,727
Stock-based compensation	1,598,233		1,722,936
Change in fair value of warrant liability	(88,367)		54,372
Repayment of shareholder loan through in-kind services	83,790		83,864
Impairment of digital assets	25,144		—
Changes in assets and liabilities:
Accounts receivable	(46,737)		(43,169)
Related party receivables	(18,183)		(11,854)
Prepaid expenses and other current assets	517,216		(89,122)
Other assets	27,539		(105,289)
Accounts payable and accrued expenses	(170,911)		(108,263)
Related party payables	(93,690)		121,315
Deferred revenue	1,111,410		(282,850)
Customer deposit liabilities	(280,108)		—
Net cash flows from operating activities	(4,841,167)		(5,270,458)

Cash flows from investing activities:
Purchases of property and equipment	(25,745)		(33,901)
Capitalized internally developed software costs	(589,282)		(368,643)
Acquisition of Pixelpin intangible asset	13,362		(90,621)
Purchase of digital assets	(30,000)		—
Patent application costs	(103,419)		(138,780)
Net cash flows from investing activities	(735,084)		(631,945)
Cash flows from financing activities:
Proceeds from exercise of warrants to common stock	3,385,935		—
Proceeds from exercise of options to common stock	78,092		—
Proceeds from issuance of common stock	1,007,790		3,996,472
Proceeds from issuance of common stock warrants	667,290		19,509
Principal payment on financial liability	(59,815)		—
Proceeds from debt, net of issuance costs	—		(345,000)
Proceeds from loan from Maltese government	—		858,589
Net cash flows from financing activities	5,079,292		4,529,570
Effect of foreign currency translation on cash	(48,145)		76,760
Net change in cash and cash equivalents	(545,104)		(1,296,073)
Cash and cash equivalents, beginning of period	3,475,695		1,469,952
Cash and cash equivalents, end of period	$2,930,591		$173,879

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8		$29,053

Supplemental disclosure of non-cash activity:
Property and equipment acquired under financial liability	$(297,150)	$

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

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 1,250,000 units at $4.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. As of December 31, 2021, the Company received $4,353,480 in gross proceeds from the issuance of 1,088,370 Regulation CF Units to investors. The Company received an additional $198,420 in gross proceeds from the issuance of 49,605 Regulation CF Units to investors during the nine months ended September 30, 2022. On August 25, 2022, we refunded $5,000 in

Regulation CF Units to two investors. We raised a final total of $4,546,900 in gross proceeds from the issuance of 1,136,725 Regulation CF units to investors in this offering as of September 30, 2022.

On January 7, 2022, we closed the public portion of the Regulation D offering and conducted an additional close on February 2, 2022. As of December 31, 2021, the Company received $858,956 in gross proceeds from the issuance of 214,739 Regulation D Units to investors. The Company received an additional $105,000 in gross proceeds from the issuance of 26,250 Regulation D Units to investors during the nine months ended September 30, 2022. We raised a final total of $963,956 in gross proceeds from the issuance of 240,989 Regulation D units to investors in this offering as of September 30, 2022.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 56,104 Regulation S units to investors in this offering. As of December 31, 2021, the Company received $219,416 in gross proceeds from the issuance of 54,854 Regulation S Units to investors. The Company received an additional $5,000 in gross proceeds from the issuance of 1,250 Regulation D Units to investors during the nine months ended September 30, 2022.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the nine months ended September 30, 2022 of $8.05 million, operating cash outflows of $4.84 million for the same period, and an accumulated deficit of $35.26 million as of September 30, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Refer to Revenue Recognition in Note 1 for an expanded discussion of the 90-day cessation, subsequent 60-day cessation, and eventual termination of the ICE renewal. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

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

Biometric Innovations Limited is a company incorporated in the United Kingdom by the Company’s management. The purpose of this entity was to establish beachhead operations in the country to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity remains separate from the Company’s operations and serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. On June 11, 2020, the Company entered a stock exchange with Biometric Innovations Limited, becoming a 100% owner. As of September 30, 2022, Biometric Innovations Limited is included as a consolidated entity within the September 30, 2022 financial statements.

Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations were established. The Company has completed the process of administratively dissolving Trust Stamp Cayman and the dissolution will be effective December 30, 2022. See Note 14 to the financial statements provided under Item 1 of this report for more details.

Further, we continue to consolidate TStamp Incentive Holdings “TSIH” which we consider to be a variable interest entity.

Variable Interest Entity - On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 1,602,565 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 1,033,335 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020, upon the Company being listed on a public market. The remaining 282,565 shares are earmarked for future employee RSU bonuses and recorded to treasury stock as of September 30, 2022.

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

Impacts of COVID-19 — The World Health Organization declared in March 2020 that the outbreak of the novel coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide, beginning in January 2020. The Company assessed the impacts of the coronavirus pandemic on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the condensed consolidated financial statements as of and for the nine months ended September 30, 2022. As additional information becomes available, the Company’s future assessment of these estimates, including updated expectations at the time regarding the duration, scope and severity of the pandemic, could materially and adversely impact its consolidated financial statements in future reporting periods.

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

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of September 30, 2022, and December 31, 2021, the Company had $2.16 million and $2.25 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

Three customers represented 95% and 92% of the balance of total accounts receivable as of September 30, 2022 and December 31, 2021, respectively. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of September 30, 2022 and December 31, 2021, the Company had not experienced any significant losses on its accounts receivable.

During the three and nine months ended September 30, 2022, the Company sold to primarily three customers which made up approximately 95% of total net revenue. The remaining revenue recognized during the three and nine months ended September 30, 2022, which made up approximately 5% of total net revenue, was from various other customers.

During the three and nine months ended September 30, 2021, two and three customers, respectively, made up approximately 95% and 82%, respectively, of total net revenue. The remaining revenue recognized during the three and nine months ended September 30, 2021, which made up approximately 5% and 18%, respectively, of total net revenue, was from various other customers.

The loss of, or substantial reduction, in statements of work from the Company’s major customers, could have a material effect on the consolidated financial statements. On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. During the three and nine months ended September 30, 2022, ICE Contract revenue made up 63% and 67% of total revenue, respectively. During the three and nine months ended September 30, 2021, ICE Contract revenue made up 0% of total revenue. See Revenue Recognition in Note 1 for additional information.

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

As of September 30, 2022, and December 31, 2021, accounts receivable includes unbilled receivables of $188 thousand and $109 thousand, respectively.

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

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of September 30, 2022, and December 31, 2021, no long-lived assets with finite lives were impaired.

Goodwill — Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the nine months ended September 30, 2022, and September 30, 2021.

Digital Asset — Digital assets are currently accounted for intangible assets with indefinite useful lives in accordance with ASC 350, Intangibles—Goodwill and Other. Initially, the Company accounts for digital assets by recording them at cost. Digits assets are not amortized but subsequently remeasured for any impairment losses that may have occurred since acquisition. On a quarterly basis, the Company determines the fair value of the digital asset in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange where the Company purchased the digital asset (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital asset is impaired. Should the Company conclude that it is more likely than not that the recorded digital asset value is impaired, the Company will perform the impairment test. Digital asset impairment exists when the carrying value exceeds the digital asset’s fair value. Significant judgment is applied in assessing the digital asset for impairment, and subsequent reversal of impairment losses is not permitted. During the nine months ended September 30, 2022, we recorded $25 thousand of impairment losses on such digital assets.

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

On July 15, 2022, the Company entered into a second amendment agreement with ICE to amend the terms of the ICE Contract. The second amendment had the effect of implementing an additional up to 60-day cessation of performance of the Company’s and ICE’s obligations under the ICE Contract previously agreed to be performed between March 27, 2022 and September 26, 2022. The second amendment was required to provide ICE additional time to complete the Congressional notification process, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp continued to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we could be positioned to restart immediately if and when the cessation was lifted.

On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. ICE has paid Trust Stamp for the ICE Contract services performed prior to the amendment effective April 15, 2022. Additionally, Trust Stamp has received written notice that ICE will pay $720 thousand in cancellation expenses incurred during the period between April 15, 2022 and August 17, 2022 for mobile service expenses, storage expenses, and payroll expenses. Trust Stamp recorded the expense reimbursement as revenue during the three months ended September 30, 2022.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions, LLC ("IGS") under which the Company and IGS will jointly offer services and IGS is granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agrees to pay $1,500,000 to the Company as a non-refundable revenue advance, an additional $1,500,000 non-refundable revenue advance on the first anniversary of the MSA, and $1,000,000 on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the nine months ended September 30, 2022, Trust Stamp received the initial $1.5 million payment, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

Contract Balances — The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue-generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore, the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

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

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expenses totaled $50 thousand and $31 thousand for the three months ended September 30, 2022 and 2021, respectively, and $173 thousand and $91 thousand for the nine months ended September 30, 2022 and 2021, respectively.

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

We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% during the three and nine months ended September 30, 2022, and 2021. Management has evaluated all other tax positions that could have a significant effect on the consolidated financial statements and determined the Company had no uncertain income tax positions as of September 30, 2022 and December 31, 2021, respectively.

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

Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated balance sheet as of December 31, 2021, was derived from the audited financial statements as of that date but does not include all of the disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $103 thousand in patent investments with eight new patent issuances and twelve new patent filings during the nine months ended September 30, 2022.

3.    Borrowings

Non-Convertible Promissory Notes Payable

	As of September 30,	As of December 31,
	2022	2021
Malta loan receipt 3 – June 3, 2022	$56,885	$—
Malta loan receipt 2 – August 10, 2021	277,087	322,190
Malta loan receipt 1 – February 9, 2021	448,768	521,816
Total principal outstanding	782,740	844,006
Plus accrued interest	21,873	12,252
Total promissory notes payable	$804,613	$856,258

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2021 the Company had received $844 thousand recorded to non-convertible notes payable. As of September 30, 2022, the balance received was $783 thousand which includes changes in foreign currency rates and one additional loan receipt of $57 thousand received during the nine months ended September 30, 2022.

The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative one percent, the interest rate shall be fixed at one percent. The Company will repay a minimum of 10% percent of Trust Stamp Malta Limited's pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current.

Financial Liability

Trust Stamp executed an agreement with a telecommunications company for the right to purchase mobile hardware with a monthly service agreement. The mobile hardware is to be purchased at a predetermined price over a thirty-month period beginning after thirty days from the receipt and activation of the mobile hardware. Trust Stamp determined that the debt met the qualification of financial liability as it requires the payment of cash for the mobile hardware over the contractual period. The short-term financial liability is $119 thousand, and the long-term financial liability is $118 thousand as of September 30, 2022.

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2021, to September 30, 2022:

Warrants ($)
Balance as of January 1, 2021	$287,750
Additional warrants issued	—
Change in fair value	86,944
Balance as of December 31, 2021	$374,694
Additional warrants issued	—
Change in fair value	(88,367)
Balance as of September 30, 2022	$286,327

As of September 30, 2022, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of September 30, 2022.

The Company has issued an investor warrant to purchase $50 thousand worth of shares of our Class A Shares of Common Stock. The warrants were issued on December 16, 2016. There is no vesting period, and the warrants expire in 10 years from the issuance date. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on September 30, 2020, therefore, the determination date. The number of shares to be purchased is settled as 32,092 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of September 30, 2022, the warrant liability is recorded at $36 thousand which is an $89 thousand decrease from the balance of $125 thousand as of December 31, 2021.

Equity Classified Warrants

		As of September 30,	As of December 31,
Warrant Issuance Date	Strike Price	2022	2021
September 30, 2016	$0.1664	—	400,641
November 9, 2016	$0.6240	400,640	400,640
January 23, 2020	$1.6000	932,210	932,210
January 23, 2020	$1.6000	2,622,995	4,660,555
August – December 2021	$4.0000	1,343,713	1,357,963
January – February 2022	$4.0000	75,855	—
September 14, 2022	$1.7700	1,950,000	—
Total warrants outstanding		7,325,413	7,752,009

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

These warrants remain outstanding as of September 30, 2022.

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

These warrants remain outstanding as of September 30, 2022.

In January 2020, the Company issued SCV a warrant to purchase 4,660,555 shares of the Company’s Class A Shares of Common Stock at a strike price of $1.6000 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well as providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 2,037,560 shares of Class A Common Stock at an exercise price of $1.6000 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.

The warrants to purchase the remaining 2,622,995 shares of the Company’s Class A Shares of Common Stock remain outstanding as of September 30, 2022.

The Company issued 1,357,963 warrants from August 2021 to December 2021 and 77,105 warrants from January 2022 to February 2022 related to the Regulation CF, D, and S common stock and warrant offering discussed in Note 1 to the consolidated financial statements included under Item 1. These warrants became exercisable on January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering. On August 25, 2022, we refunded $5,000 in Regulation CF Units to two investors resulting in the cancellation of 1,250 warrants.

During the nine months ended September 30, 2022, investors exercised 14,250 warrants at an exercise price of $4.0000 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises. The warrants to purchase the remaining 1,419,568 shares of the Company’s Class A Shares of Common Stock remain outstanding as of September 30, 2022.

On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd.. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to the Armistice Capital Master Fund Ltd. in a private placement 975,000 shares of Class A Common Stock of the Company and warrants to purchase 1,950,000 shares of Class A Common Stock of the Company for a total purchase price of $1,511,250.

The warrants also allow for a “cashless exercise” if, at any time after the six (6) month anniversary of the issue date of the warrants there is no effective registration statement registering the resale of the Class A Common Stock issuable pursuant to the warrants. In such a case, then warrants may also be exercised, in whole or in part, by means of a cashless exercise in which the Selling Stockholder will be entitled to receive a number of shares of Class A Common Stock as described in the warrants. Trust Stamp filed the registration statement on September 30, 2022.

The 1,950,000 warrants have an exercise price of $1.77 and may be exercised at any time by the Selling Stockholder starting on the issuance date, September 14, 2022, until the five year and six-month anniversary thereafter.

These warrants remain outstanding as of September 30, 2022.

5.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid operating expenses	$227,235	$319,996
Rent deposit	87,734	100,425
VAT receivable associated with SAIT	62,259	68,798
Prepaid sponsorship	25,000	100,000
Tax credit receivable	75,109	75,106
Miscellaneous receivable	2,049	332,277
Prepaid expenses and other current assets	$479,386	$996,602

Capitalized internal-use software, net

Capitalized internal-use software, net consisted of the following:

		September 30,	December 31,
	Useful Lives	2022	2021
Internally developed software	5 Years	$3,127,677	$2,538,395
Less accumulated depreciation		(1,757,093)	(1,378,351)
Capitalized internal-use software, net		$1,370,584	$1,160,044

Amortization expense is recognized on a straight-line basis and capitalized internal-use software amortization expense for the three months ended September 30, 2022, and 2021 totaled $132 thousand and $119 thousand, respectively. Amortization expense related to capitalized internal-use software for nine months ended September 30, 2022, and 2021 totaled $379 thousand and $337 thousand, respectively.

Property and equipment, net

Property and equipment, net consisted of the following:

		September 30,	December 31,
	Useful Lives	2022	2021
Computer equipment	3-4 Years	$134,835	$125,139
Furniture and fixtures	10 Years	24,828	28,870
Mobile hardware	2.5 Years	297,150	—
Property and equipment, gross		456,813	154,009
Less accumulated depreciation		(126,626)	(42,241)
Property and equipment, net		$330,187	$111,768

Depreciation expense is recognized on a straight-line basis and property and equipment depreciation expense for the three months ended September 30, 2022, and 2021 totaled $42 thousand and $10 thousand, respectively. Depreciation expense related to property and equipment for nine months ended September 30, 2022 and 2021 totaled $94 thousand and $39 thousand, respectively.

Other assets

Other assets consisted of the following:

	September 30,	December 31,
	2022	2021
Tax credit receivable	$150,601	$178,140
Other assets	$150,601	$178,140

Accrued expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Compensation payable	$60,534	$597,849
Commission liability	31,026	—
Accrued employee taxes	425,096	349,256
Accrued mobile expenses	328,402	—
Other accrued liabilities	96,792	112,427
Accrued expenses	$941,850	$1,059,532

6.    Goodwill, Digital Asset, and Intangible Assets

There were no changes in the carrying amount of goodwill for the periods ended September 30, 2022 and December 31, 2021.

On February 16, 2022, Metapresence Limited acquired digital assets including a plot of virtual land for $23 thousand and cryptocurrency for $7 thousand. In accordance with ASC 350, Trust Stamp accounts for both purchases as identifiable intangible assets with indefinite useful lives. The virtual land acquisition is recorded at the fair value of the purchase cost and the Company recorded the cryptocurrency at the purchase cost fair value. During the nine months ended September 30, 2022, we recorded $25 thousand of impairment losses on such digital assets.

Intangible assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2022	2021
Patent application costs	3 Years	$311,049	$207,630
Trade name and trademarks	3 Years	62,350	86,999
Intangible assets, gross		373,399	294,629
Less: Accumulated amortization		(163,028)	(92,822)
Intangible assets, net		$210,371	$201,807

Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the three months ended September 30, 2022, and 2021 totaled $29 thousand and $20 thousand, respectively. Intangible asset amortization expense for nine months ended September 30, 2022, and 2021 totaled $75 thousand and $46 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Future Intangible Asset Amortization Expense	Amount
Remainder of 2022	$29,098
2023	114,686
2024	57,028
2025	9,559
$210,371

7.    Revenue Recognition

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of September 30, 2022, and December 31, 2021 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Professional services (over time)	$566,413	$280,104	$3,970,744	$1,431,796
Termination expense reimbursement (one time)	719,565	—	719,565	—
License fees (over time)	62,500	50,000	187,500	150,000
Total net revenue	$1,348,478	$330,104	$4,877,809	$1,581,796

8.    Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of 0% for the three and nine months ended September 30, 2022, and 2021, respectively. There were no discrete items that impacted the effective tax rate for the three and nine months ended September 30, 2022, and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company had no unrecognized tax benefits as of September 30, 2022, and December 31, 2021.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of September 30, 2022, and December 31, 2021.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2016 through 2021.

9.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(3,439,892)	$(3,035,904)	$(8,054,240)	$(7,033,821)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	23,467,324	19,358,016	23,163,414	18,847,797

Net loss per share attributable to common stockholders	$(0.15)	$(0.16)	$(0.35)	$(0.37)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	September 30,	September 30,
	2022	2021
Options, RSUs, and grants	3,663,719	2,701,098
Warrants	8,380,286	7,274,108
Total dilutive securities	12,044,005	9,975,206

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

During the three and nine months ended September 30, 2022 and 2021, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company on a monthly basis. The total granted stock-based awards to advisory board members and other external advisors during the three months ended September 30, 2022, and 2021 included grants totaling, $45 thousand and $20 thousand, respectively, options totaling $0, and RSUs totaling $55 thousand and $66 thousand, respectively.

The total granted stock-based awards to advisory board members and other external advisors during the nine months ended September 30, 2022 and 2021 included grants totaling, $49 thousand and $20 thousand, respectively, options totaling $0, and RSUs totaling $109 thousand and $107 thousand, respectively.

In addition to issuing stock awards to advisory board members and other external advisors, during the three and nine months ended September 30, 2022, and 2021, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended September 30, 2022, and 2021 included grants totaling, $50 thousand and $109 thousand, respectively, options totaling $9 thousand and $102 thousand, respectively, and RSUs totaling $691 thousand and $596 thousand, respectively.

The total granted stock-based awards to employees during the nine months ended September 30, 2022, and 2021 included grants totaling, $272 thousand and $310 thousand, respectively, options totaling $52 thousand and $330 thousand, respectively, and RSUs totaling $1.12 million and $957 thousand, respectively.

The following table summarizes stock option activity for the three and nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of June 30, 2022	1,932,773	$1.28	1.90	$787,384
Options granted	9,389	0.64
Options exercised	(4,666)	0.96
Options canceled and forfeited	—	—
Balance as of September 30, 2022	1,937,496	1.28	0.93	12,136
Options vested and exercisable as of September 30, 2022	1,937,496	$1.28	0.93	$12,136

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2022	1,975,010	$1.28	2.42	$5,365,737
Options granted	27,507	0.65
Options exercised	(65,021)	1.34
Options canceled and forfeited	—	—
Balance as of September 30, 2022	1,937,496	1.28	0.93	12,136
Options vested and exercisable as of September 30, 2022	1,937,496	$1.28	0.93	$12,136

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 is $3 thousand and $0, respectively.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022, and 2021 was $1.90 and $1.57 per share, respectively. The total grant-date fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $52 thousand and $332 thousand, respectively.

As of September 30, 2022, the Company had 1,937,496 stock options outstanding of which all are fully vested options. As of September 30, 2022, the Company had 296,380 common stock grants outstanding of which 260,752 were vested but not issued and 35,628 were not yet vested. All granted and outstanding common stock grants will fully vest by August 31, 2023. The Company had unrecognized stock-based compensation related to common stock grants of $36 thousand as of September 30, 2022. As of September 30, 2022, the Company had 1,429,843 RSUs outstanding of which 206,510 were vested but not issued and 1,223,333 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2024. The Company had unrecognized stock-based compensation related to RSUs of $920 thousand as of September 30, 2022.

The following assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2022:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Fair value of Class A Shares of Common Stock	$1.28—1.51	$1.28—4.58
Exercise price	$0.63—0.64	$0.63—0.75
Risk free interest rate	3.03—3.88%	1.25—3.88%
Expected dividend yield	0.00%	0.00%
Expected volatility	53.16—88.71%	52.80—88.71%
Expected term	3 Years	3 Years

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of services	$10,122	$40,126	$13,516	$120,378
Research and development	96,113	123,334	206,413	370,002
Selling, general, and administrative	744,566	729,438	1,378,304	1,232,556
Total stock-based compensation expense	$850,801	$892,898	$1,598,233	$1,722,936

11.    Related Party Transactions

Related party payables of $159 thousand and $253 thousand as of September 30, 2022 and December 31, 2021, respectively, primarily relate to amounts owed to 10Clouds, the Company’s third-party contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended September 30, 2022 and 2021, totaled approximately $254 thousand and $313 thousand, respectively. Total costs incurred in relation to 10Clouds for the nine months ended September 30, 2022 and 2021, totaled approximately $688 thousand and $815 thousand, respectively, of which certain amounts were recorded as capitalized internal-use software, research and development, or cost of services.

A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $32 thousand and $0 during the three months ended September 30, 2022 and 2021, respectively. Total expenses incurred by the Company in relation to these services totaled $95 thousand and $9 thousand during the nine months ended September 30, 2022, and 2021, respectively. Amounts payable as of September 30, 2022, and December 31, 2021 were $0.

The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 1,408,240 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $1.20 per share. The options have no vesting period and will expire in 24 months after the date of issuance. The loan will be repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020. As of September 30, 2022 and December 31, 2021, the shareholder loan balances were $46 thousand and $130 thousand, respectively.

On August 16, 2017, the Company entered into three shareholder loan agreements with three related parties for $75 thousand each at an interest rate abated to the Applicable Federal Rate at August 2017 of ninety-six basis points. The loans were issued in exchange for 176,282 shares each and are payable to Company on the earlier of three years from the date of the Agreement, or within ninety (90) days upon liquidation of the loan’s underlying security. On July 28, 2020 and August 16, 2021, the Company extended the shareholder loans maturity date of these loans by one year on each date for a total extension of two years from the original maturity date. On November 18, 2021, one shareholder repaid the loan in full, and the Company’s Board resolved to forgive the other two loans in full as a bonus to the remaining two shareholders. As of September 30, 2022 and December 31, 2021 the shareholder loan balances were $0.

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

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the three months ended September 30, 2022 and 2021, the Company incurred $0 in expenses that are reimbursable under the grant. During the nine months ended September 30, 2022 and 2021, the Company incurred $0 in expenses that are reimbursable under the grant and therefore, recorded these amounts as grant income in the consolidated statements of operations. As of September 30, 2022, all amounts provided for under this grant were received.

On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. During the three and nine months ended September 30, 2022, the Company incurred $0 thousand, respectively, in expenses that are reimbursable under the grant. As of September 30, 2022, no amounts provided under this grant were received.

13.    Commitments and Contingencies

Operating Leases – The Company leased office space in Georgia and certain other states in the U.S. under various operating lease arrangements, some of which are month-to-month lease arrangements, including several vehicles and corporate apartment leases requiring monthly payments. As of September 30, 2022, there were no minimum lease commitments related to month-to-month lease arrangements.

The following are the future minimum lease obligations on the Company’s lease agreements as of September 30, 2022:

Future Minimum Lease Obligations
Remainder of 2022	$111,290
2023	274,210
2024	103,165
2025	48,029
2026	2,425
Total	$539,119

Rental expense totaled $143 thousand and $140 thousand for the three months ended September 30, 2022 and 2021, respectively. Rental expense totaled $407 thousand and $441 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Financial Liability Obligation - As of September 30, 2022, the Company’s financial liability totaled $237 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. The financial liability term is thirty months from the time each mobile hardware asset was acquired.

Future Financial Liability Obligations
Remainder of 2022	$29,715
2023	118,860
2024	88,765
Total	$237,340

Litigation – The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business

14.    Subsequent Events

Subsequent events have been evaluated through November 10, 2022, the date these condensed consolidated financial statements were available to be issued.

On October 5, 2022, the Company received the Certificate of Strike Off from the Cayman Registrar of Companies, which represents the completion of administratively dissolving Trust Stamp Cayman. As there were no operations established under the entity, there is a limited impact to Trust Stamp. The dissolution of Trust Stamp Cayman will be effective December 30, 2022.

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

iii)  On September 23, 2021, the Company was awarded a contract with the US Department of Homeland Security, Immigration and Customs Enforcement Division (“ICE”). Effective March 27, 2022, Trust Stamp agreed to a bilateral modification (the “ICE Contract”) of that September 2021 contract. The modification covers software development and services related to rapid enrolment in the ICE Alternative to Detention Program increases the total contract award value to $7,176,364 from the original $3,920,764 and extends the delivery period until September 26, 2022. On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. The Company anticipates significant ongoing growth opportunities for its software products in the Alternative to Detention Program and in the provision of other in-community case management services for federal and state agencies. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss before taxes	$(3,439,892)	$(3,036,344)	$(8,054,240)	$(7,035,125)
Add: Other expense	7,484	49,178	102,269	85,217
Less: Other income	(3,546)	—	(16,160)	(10,865)
Add: Interest expense (income)	2,889	3,801	9,202	43,850
Add: Stock-based compensation	850,801	892,898	1,598,233	1,722,936
Add: Impairment loss of digital assets	1,260	—	25,144	-
Add: Non-cash expenses for in-kind services	27,930	27,930	83,790	83,864
Add: Depreciation and amortization	203,106	149,103	547,737	422,727
Adjusted EBITDA loss (non-GAAP)	$(2,349,968)	$(1,913,434)	$(5,704,025)	$(4,687,396)

Adjusted EBITDA loss (non-GAAP) for the three months ended September 30, 2022, increased by 22.81%, to $2.35 million from $1.91 million for the three months ended September 30, 2021. The overall increase in adjusted EBITDA loss (non-GAAP) was driven primarily by an increase in selling, general and administrative expenses of $989 thousand and research and development expenses of $199 thousand and cost of services of $280 thousand during the three months ended September 30, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the three months ended September 30, 2022.

Adjusted EBITDA loss (non-GAAP) for the nine months ended September 30, 2022, increased by 21.69%, to $5.70 million from $4.69 million for the nine months ended September 30, 2021. The overall increase in adjusted EBITDA loss (non-GAAP) was driven by a $2.91 million increase in selling, general and administrative expenses, research and development expenses of $639 thousand, and cost of services of $718 thousand during the nine months ended September 30, 2022, offset by an increase in net revenues of $3.30 million during the nine months ended September 30, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the nine months ended September 30, 2022.

Gross revenue (non-GAAP)

This discussion includes information about gross revenue that is not prepared in accordance with U.S. GAAP. Gross revenue is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$1,348,478	$330,104	$4,877,809	$1,581,796
Add back:
Third party costs rebilled to clients	62,500	50,000	187,500	150,000
Gross revenue (non-GAAP)	$1,410,978	$380,104	$5,065,309	$1,731,796

Gross revenue for the three months ended September 30, 2022, increased 271.21% to $1.41 million compared to $380 thousand for the three months ended September 30, 2021. Gross revenues received in the three months ended September 30, 2022, included $63 thousand for the sale of outsourced web hosting services. See “Results of Operations” below for further discussion on the drivers behind the increase in net revenue during the three months ended September 30, 2022.

Gross revenue for the nine months ended September 30, 2022, increased 192.49% to $5.07 million compared to $1.73 million for the nine months ended September 30, 2021. Gross revenues received in the nine months ended September 30, 2022, included $188 thousand for the sale of outsourced web hosting services. Due to GAAP requirements, we did not include the third-party costs for web hosting in net revenue, but instead, reduced cost of services. See “Results of Operations” below for further discussion on the drivers behind the increase in net revenue during the nine months ended September 30, 2022.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$1,348,478	$330,104	$4,877,809	$1,581,796
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	529,023	249,357	1,571,166	853,370
Research and development	777,800	578,763	1,766,164	1,126,914
Selling, general, and administrative	3,281,661	2,292,182	9,014,894	6,102,937
Depreciation and amortization	203,106	149,103	547,737	422,727
Total Operating Expenses	4,791,590	3,269,405	12,899,961	8,505,948
Operating Loss	(3,443,112)	(2,939,301)	(8,022,152)	(6,924,152)
Non-Operating Income (Expense):
Interest income (expense)	(2,889)	(3,801)	(9,202)	(43,850)
Change in fair value of warrant liability	11,307	(54,372)	88,367	(54,372)
Grant income	—	10,308	—	61,601
Impairment of digital assets	(1,260)	—	(25,144)	—
Other income	3,546	—	16,160	10,865
Other expense	(7,484)	(49,178)	(102,269)	(85,217)
Total Other Income (Expense), Net	3,220	(97,043)	(32,088)	(110,973)
Net loss before Taxes	(3,439,892)	(3,036,344)	(8,054,240)	(7,035,125)
Income tax expense	—	—	—	—
Net loss including noncontrolling interest	(3,439,892)	(3,036,344)	(8,054,240)	(7,035,125)
Net loss attributable to noncontrolling interest	—	(440)	—	(1,304)
Net loss attributable to T Stamp Inc.	$(3,439,892)	$(3,035,904)	$(8,054,240)	$(7,033,821)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.15)	$(0.16)	$(0.35)	$(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	23,467,324	19,358,016	23,163,414	18,847,797

Comparison of the Three Months Ended September 30, 2022 and 2021

Net revenue

	Three months ended September 30,
	2022	2021	$ Change	% Change
Net revenue	$1,348,478	$330,104	$1,018,374	308.50%

Net revenue increased by $1.02 million, or 308.50% during the three months ended September 30, 2022, and consisted of $844 thousand from ICE, $198 thousand from Mastercard, $241 thousand from a S&P500 bank, and the remaining $66 thousand from various other customers.

During the three months ended September 30, 2022, the Company implemented its "Orchestration Layer" platform with two new customers through its partnership with FIS. This platform is designed to provide easy integration with and access to Trust Stamp's products, chargeable on a per use basis. Additionally, during the three months ended September 30, 2022, $133 thousand in revenue was generated from a new statement of work (“SOW”) with Mastercard with a total contract value of $390 thousand.

The majority of revenue during the three months ended September 30, 2022 is a result of the ICE Contract including $124 thousand, derived from the remaining of the $325 thousand billed for the pro rata 18-day (March 27, 2022 – April 14, 2022) period from the contract modification which was valued at $3.25 million and executed on April 4, 2022. The Company recognized the other $201 thousand for the 18-day pro rata period during the three months ended June 30, 2022. Upon termination, the Company proposed to ICE for reimbursement of the reasonably unavoidable costs which the Company incurred during the pause period (April 15, 2022 – August 17, 2022) for a total of $720 thousand which included expenses such as payroll, mobile carrier costs, storage, and other costs related to the ICE contract. ICE agreed to the proposal and the Company subsequently invoiced the entire amount. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

Cost of services

	Three months ended September 30,
	2022	2021	$ Change	% Change
Cost of services	$529,023	$249,357	$279,666	112.15%

Cost of services (“COS”) increased by $280 thousand or 112.15% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was driven primarily by $264 thousand in mobile carrier costs related to servicing requirements from the ICE modification contract, which was not incurred during the three months ended September 30, 2021. Furthermore, we incurred $62 thousand more in web hosting charges during the three months ended September 30, 2022, both internally and with our customers, which was driven by additional customer implementations and usage. Web hosting costs totaled $220 thousand during the three months ended September 30, 2022, of which $105 thousand was invoiced to our customers, compared to the three months ended September 30, 2021, which had $133 thousand in web hosting charges and $80 thousand invoiced to customers.

The COS increases for the three months ended September 30, 2022 were offset by a $30 thousand decrease in stock-based compensation and a $21 thousand decrease in internal COS for the three months ended September 30, 2022 despite new customer implementations of the Orchestration Layer, a feature of the platform's easy integration design.

Gross profit during the comparative periods increased significantly by 914.84% or $739 thousand from $81 thousand for the three months ended September 30, 2021, to $819 thousand for the three months ended September 30, 2022. Gross margins improved by 36.31% from 24.46% for the three months ended September 30, 2021, to 60.77% for the three months ended September 30, 2022.

Research and development

	Three months ended September 30,
	2022	2021	$ Change	% Change
Research and development	$777,800	$578,763	$199,037	34.39%

Research and development (“R&D”) expense increased by $199 thousand, or 34.39% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in R&D expense during the three months ended September 30, 2022 was driven by an increase in R&D expenses related to additional employees hired which did not exist during the three months ending September 30, 2021. Comparing the three months ended September 30, 2021 to the three months ended September 30, 2022, the Company grew its R&D team from 51 to 64 full-time equivalents (“FTE”).

Selling, general, and administrative

	Three months ended September 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative	$3,281,661	$2,292,182	$989,479	43.17%

Selling, general, and administrative expense (“SG&A”) increased by $989 thousand, or 43.17% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in SG&A expense during the three months ended September 30, 2022 was driven mostly by the $369 thousand increase from mobile carrier costs during the period after the termination of the ICE Contract.

Additionally, during the three months ended September 30, 2022, there was a $129 thousand or 118.72% increase in legal, professional, and consulting services fees related to a variety of legal, financial, and human resource consulting services. Also related to human resources was a $108 thousand redundancy payment for employees in our U.K. office.

During the three months ended September 30, 2022, there was also a $92 thousand increase in SG&A from $25 thousand to $117 thousand from corporate and commercial travelling costs related to industry events, meetings with prospective customers, and investor conferences.

Finally, the remainder of the increase in SG&A expenses from the three months ended September 30, 2021 to the three months ended September 30, 2022 was driven mostly was driven mostly by the increase in SG&A FTE and associated overhead.

Depreciation and amortization

	Three months ended September 30,
	2022	2021	$ Change	% Change
Depreciation and amortization	$203,106	$149,103	$54,003	36.22%

Depreciation and amortization (“D&A”) increased by $54 thousand, or 36.22% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The primary increase in D&A expense during the three months ended September 30, 2022 is $30 thousand for the depreciation of mobile hardware assets. There were no mobile hardware assets or related depreciation expense during the three months ended September 30, 2021.

Also driving the increase is the capitalized internal-use software depreciation expense due to a significant portion of lower allocations of capitalized internal-use software, specifically from the years ended December 31, 2016 and 2017, reaching the completion of their 5 year useful lives. The lower allocations are being replaced by larger allocations of capitalized internal-use software, specifically from years ended December 31, 2018 through 2022, resulting in increased depreciation. For instance, the average monthly capitalization of internal-use software added during the year ended December 31, 2017 was $23 thousand compared to $40 thousand for the capitalization of internal-use software added during the year ended December 31, 2021.

We continue to see a trend of increasing software capitalization. The development of new software has resulted in additional capitalized internal-use software amortization, or microservices, that once reaching technical feasibility, the Company begins to capitalize and subsequently amortize the related costs over a period of 5 years.

In addition, patent amortization increased during the three months ended September 30, 2022 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the nine months ended September 30, 2022, the Company added twelve new pending patents and eight issued patents.

Operating loss

	Three months ended September 30,
	2022	2021	$ Change	% Change
Operating loss	$(3,443,112)	$(2,939,301)	$(503,811)	17.14%

Operating loss increased by $504 thousand, or 17.14% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The primary reason for the increase in operating loss was the growth in SG&A, COS, D&A and R&D expenses during the three-months ended September 30, 2022, compared to the three months ended September 30, 2021.

While total operating costs, including COS, R&D, D&A, and SG&A, increased by 46.56% or $1.52 million, it took only $3.55 to produce $1.00 in net revenue in the three months ended September 30, 2022, versus $9.90 in total operating expense to produce $1.00 in net revenue in the three months ended September 30, 2021; an improvement of 64.12% and an indicator of better operating efficiencies during the comparative periods.

Interest income (expense)

	Three months ended September 30,
	2022	2021	$ Change	% Change
Interest income (expense)	$(2,889)	$(3,801)	$912	23.99%

Interest income (expense) decreased by $912, or 23.99% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. During the three months ending September 30, 2022, there was $1 thousand and $4 thousand of interest income and interest expense, respectively. During the three months September 30, 2021, there $4 thousand of interest expense. All interest earned and expensed during the comparative periods were a result of standard operating activities.

Change in fair value of warrant liability

	Three months ended September 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$11,307	$(54,372)	$65,679	120.80%

The Company recognized a change in fair value of warrant liability during the three months ended September 30, 2022, of $11 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Grant income

	Three months ended September 30,
	2022	2021	$ Change	% Change
Grant income	$—	$10,308	$(10,308)	—

Grant income during the three months ended September 30, 2021 relates to the Business Development and Continuity Scheme secured by the Company’s subsidiary, Trust Stamp Malta. This agreement with the Republic of Malta is described in more detail in Note 12 to the financial statements, provided under Item 1 of this report. During the three months ended September 30, 2022 there was no grant income recorded.

Impairment of digital assets

	Three months ended September 30,
	2022	2021	$ Change	% Change
Impairment of digital assets	$(1,260)	$—	$(1,260)	—

The Company recognized an impairment on digital assets during the three months ended September 30, 2022 of $1 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.

Other income

	Three months ended September 30,
	2022	2021	$ Change	% Change
Other income	$3,546	$—	$3,546	100%

Other income increased by $4 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The other income increase was primarily due to miscellaneous income from GAAP entries.

Other expense

	Three months ended September 30,
	2022	2021	$ Change	% Change
Other expense	$(7,484)	$(49,178)	$41,694	-84.78%

Other expense decreased by $42 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The Company recorded $48 thousand in unrealized exchange losses during the three months ended September 30, 2021.

During the six months ended June 30, 2022, the Company determined that there is currently no intention to settle intercompany accounts in the foreseeable future; therefore, future fluctuations in foreign currencies between the Company and its subsidiaries will be booked to accumulated other comprehensive income on the balance sheet.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net revenue

	Nine months ended September 30,
	2022	2021	$Change	% Change
Net revenue	$4,877,809	$1,581,796	$3,296,013	208.37%

During the nine months ended September 30, 2022, net revenue increased by $3.30 million, or 208.37% compared to the nine months ended September 30, 2021, and consisted of $3.29 million from ICE, $536 thousand from Mastercard, $791 thousand from a S&P500 bank, and the remaining $266 thousand from various other customers.

During the period, the Company implemented its "Orchestration Layer" platform with two new customers through its partnership with FIS. This platform is designed to provide easy integration with and access to Trust Stamp's products, chargeable on a per use basis. Additionally, $337 thousand in revenue was generated from a new statement of work (“SOW”) with Mastercard with a total contract value of $390 thousand.

The majority of revenue during the period came from the ICE Contract for an alternative to detention program which was subsequently modified to $7.18 million, effective March 27, 2022. During the nine months ended September 30, 2022, the Company booked $3.29 million related to the ICE Contract. Refer to the Liquidity and Capital Resources subsection below for an expanded discussion of the 90-day and 60-day cessation as well as termination of the ICE Contract.

Cost of services

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Cost of services	$1,571,166	$853,370	$717,796	84.11%

Cost of services provided increased by $718 thousand, or 84.11% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase during the nine months ended September 30, 2022 was primarily driven by the ICE Contract which the Company executed during the nine months ended September 30, 2021 and was subsequently modified effective March 27, 2022. During the nine months ended September 30, 2022, the Company booked $802 thousand in labor and third-party carrier costs related to servicing the requirements of the ICE Contract. During the nine months ended September 30, 2022, web services also increased by $149 thousand due to an increase in the level of services provided to customers and an increase in usage by customers. The increases were offset by a decrease of $107 thousand in stock-based compensation as well as $108 thousand in costs to service the FIS contract that did not recur in the nine months ended September 30, 2022.

Additionally, gross profit during the comparative periods increased significantly by 353.94% or $2.58 million from $728 thousand for the nine months ended September 30, 2021, to $3.31 million for the nine months ended September 30, 2022. Gross margins improved by 21.74% from 46.05% for the nine months ended September 30, 2021, to 67.79% for the nine months ended September 30, 2022.

Research and development

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Research and development	$1,766,164	$1,126,914	$639,250	56.73%

Research and development (“R&D”) increased by $639 thousand, or 56.73% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in R&D expenses during the nine months ended September 30, 2022, was driven by an increase in R&D activities related to the ICE contract which did not exist until the end of the three months ending September 30, 2021, and was therefore immaterial. This increase was offset by a decrease of $164 thousand in stock-based compensation during the nine months ended September 30, 2022. Comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022, the Company grew its R&D team from 51 to 64 full-time equivalents (“FTE”) by adding $260 thousand in compensation costs which is a 32.68% increase between the comparison periods.

Selling, general, and administrative

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative	$9,014,894	$6,102,937	$2,911,957	47.71%

Selling, general, and administrative expense (“SG&A”) increased by $2.91 million, or 47.71% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase during the nine months ended September 30, 2022 was driven mostly by the $763 thousand increases in legal and professional services fees and other fees related to the listing of the Company’s Class A Common stock on the Nasdaq Capital Market.

Additionally, the Company incurred $433 thousand in sales commissions in the nine months ended September 30, 2022 compared to $48 thousand during the nine months ended September 30, 2021; an increase of $384 thousand or 792.39%. The increase in commissions paid during the nine months ended September 30, 2022 is directly related to the substantial increase in cash received on revenue contracts during the comparative periods, and include commissions paid on the customer contracts with ICE, FIS, and others.

Other notable variances during the nine months ended September 30, 2022 include a $369 thousand increase in mobile carrier costs during the nine months ended September 30, 2022 incurred after the termination of the ICE revenue contract. Additionally, there were $330 thousand in total compensation costs during the nine months ended September 30, 2022, from corporate and commercial travelling which is an 18.01% or $242 thousand increase from $88 thousand during the nine months ended September 30, 2021.

The remainder of the increase in SG&A expenses from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was driven mostly by the increase in SG&A FTE and associated overhead.

Depreciation and amortization

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Depreciation and amortization	$547,737	$422,727	$125,010	29.57%

Depreciation and amortization (“D&A”) increased by $125 thousand, or 29.57% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The primary increase in D&A expense during the nine months ended September 30, 2022 is $60 thousand for the depreciation of mobile hardware assets. There were no mobile hardware assets or related depreciation expense during the nine months ended September 30, 2021.

Also driving the increase is the capitalized internal-use software depreciation expense due to a significant portion of lower allocations of capitalized internal-use software, specifically from the years ended December 31, 2016 and 2017, reaching the completion of their 5 year useful lives. For instance, the average monthly capitalization of internal-use software added during the year ended December 31, 2017 was $23 thousand compared to $40 thousand for the capitalization of internal-use software added during the year ended December 31, 2021.

We continue to see a trend of increasing software capitalization. The development of new software has resulted in additional capitalized internal-use software amortization, or microservices, that once reaching technical feasibility, the Company begins to capitalize and subsequently amortize the related costs over a period of 5 years.

In addition, patent amortization increased during the three months ended September 30, 2022 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the nine months ended September 30, 2022, the Company added twelve new pending patents and eight issued patents.

Operating loss

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Operating loss	$(8,022,152)	$(6,924,152)	$(1,098,000)	15.86%

Operating loss increased by $1.1 million, or 15.86% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase in SG&A, COS, and R&D expenses.

Interest income (expense)

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Interest income (expense)	$(9,202)	$(43,850)	$34,648	79.01%

Interest income (expense) increased by $35 thousand, or 79.01% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease was driven due to the Company paying off its venture loan with Second Century Ventures (“SCV”) in April 2021. The remaining net interest expense relates to various immaterial interest-bearing and interest-earning accounts.

During the nine months ending September 30, 2022, there was $3 thousand and $12 thousand of interest income and expense, respectively. During the nine months ending September 30, 2021, there was $1 thousand and $45 thousand of interest income and expense, respectively. All interest, other than that related to the SCV venture loan, earned and expensed during the comparative periods were a result of standard operating activities.

Change in fair value of warrant liability

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$88,367	$(54,372)	$142,739	262.52%

The Company recognized a change in fair value of warrant liability during the nine months ended September 30, 2022, of $88 thousand based on the fair value assessment and adjustment for one warrant liability as described in Note 4 to the financial statements provided under Item 1 of this report.

Grant income

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Grant income	$—	$61,601	$(61,601)	(100)%

Grant income during the nine months ended September 30, 2021, relates to $62 thousand received in grant income that the Company’s subsidiary, Trust Stamp Malta, entered with the Republic of Malta that would provide for a grant of up to €200 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta with the Republic of Malta described in Note 12 to the financial statements provided under Item 1 of this report. During the nine months ended September 30, 2022, there was no grant income recorded.

Impairment of digital assets

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Impairment of digital assets	$(25,144)	$—	$(25,144)	—

The Company recognized an impairment on digital assets during the nine months ended September 30, 2022, of $25 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time after their acquisition requires recognition of impairment.

Other income

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Other income	$16,160	$10,865	$5,295	48.73%

Other income increased by $5 thousand or 48.73% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase consists primarily of miscellaneous income from GAAP entries.

Other expense

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Other expense	$(102,269)	$(85,217)	$(17,052)	(20.01)%

Other expense increased by $17 thousand or 20.01%% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an unrealized loss on foreign currency translations for intercompany transactions between the parent company, T Stamp Inc., and its subsidiary, Trust Stamp Malta Limited with currencies denominated in United States Dollars and European Union Euros, respectively.

During the nine months ended September 30, 2021, there was an unrealized loss on foreign currency translations that is recorded to other income for foreign currencies held by the Company’s subsidiaries to meet expenses denominated in those currencies, the U.S. dollar cost of which expenses has fallen commensurately, therefore the unrealized loss will have no cash impact until the accounts are settled.

During the nine months ended September 30, 2022, the Company determined that there is currently no intention to settle intercompany accounts in the foreseeable future; therefore, future fluctuations in foreign currencies between the Company and its subsidiaries will be booked to accumulated other comprehensive income on the balance sheet.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had approximately $2.93 million and $3.48 million cash in our banking accounts, respectively. The decrease of $545 thousand in cash from December 31, 2021 to September 30, 2022 was a result of the net negative cash inflow from the combination of financing and operating activities. During the nine months ended September 30, 2022, contributors to the cash outflows from operations include $499 thousand for AT&T carrier fees, $426 thousand in sales commissions, $200 thousand NASDAQ listing fee, $468 thousand in a cash bonus to meet the Company’s commitment to pay taxes on behalf of employees for their 2019 stock bonuses, $240 thousand to the Disney Institute for management consulting, and other normal operating activities.

Total current assets for the comparative periods decreased by 17.30% or $997 thousand from $5.76 million as of December 31, 2021, to $4.77 million during the nine months ended September 30, 2022. The current assets decrease was primarily driven by the decrease in cash (discussed above) and $517 thousand decrease in prepaid expenses and other current assets. Additionally, there was an increase in total current liabilities of 29.81% or $715 thousand, from $2.40 million at December 31, 2021 to $3.12 million as of September 30, 2022. In effect, the Company’s current ratio, that is, the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its current liabilities with its current cash assets, changed from 2.40 as of December 31, 2021, to 1.53 as of September 30, 2022. The change in current ratio is mostly a result of the $1.1 million increase in deferred revenue primarily related to the addition of $1.50 million received for a new 12-year revenue contract that the Company executed towards the end of the nine months ended September 30, 2022. See note 1 to the financial statements provided under Item 1 of this report for more details.

The receipt of cash as prepayment on various revenue contracts and resulting deferred revenue entry was the main driver for the increase in current liabilities as of September 30, 2022 compared to December 31, 2021. Various SOWs that accrued deferred revenue as of September 30, 2022, including $1.50 million received for a new 12-year revenue contract, $63 thousand received in cash in relation to the Mastercard License fee, and $13 thousand for FIS. Customer deposit liabilities as of December 31, 2021, included deferred revenue related to the ICE Contract. Since there is a provision in government contracts which provides for termination on convenience, the Company reclassed this amount to customer deposit liabilities. During the nine months ended September 30, 2022, the Company converted this entire balance to recognized revenue.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and will receive minimum total fees of $250 thousand in 2022, rising by 15% in each subsequent year beginning in 2023 with a cap of $1.00 million. The Company has recognized $188 thousand of the software license agreement fees during the nine months ended September 30, 2022.

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

On August 25, 2022, we refunded $5,000 in Regulation CF Units to two investors. We raised a final total of $4,546,900 in gross proceeds from the issuance of 1,136,725 Regulation CF units to investors in this offering.

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

On January 26, 2022, we initially qualified an offering with the Securities and Exchange Commission under Regulation A to allow for the exercise of warrants issued pursuant to the Regulation CF, Regulation D, and Regulation S unit offerings. As of September 30, 2022, warrants for 14,250 shares have been exercised for $57 thousand by investors.

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

On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. ICE has paid Trust Stamp for the ICE Contract services performed prior to the amendment effective April 15, 2022. Additionally, Trust Stamp has received written notice that ICE will pay $720 thousand in cancellation expenses incurred during the period between April 15, 2022 and August 17, 2022 for mobile service expense, storage expense, and payroll expense. The Company expects that human resources costs – i.e., compensation for new and existing officers, directors, and employees – will be the largest material cash obligation for the Company within the next twelve months, with projected human resources costs totaling approximately $639 thousand per month, a reduction from $750 thousand per month as reported as of March 31, 2022. The Company believes, as described above, that revenues from its existing operations will be sufficient to cover these costs, and that any funds from new client contracts or offerings would provide additional operational capacity for the Company going forward.

On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to Armistice Capital Master Fund Ltd. in a private placement 975,000 shares of Class A Common Stock of the Company and warrants to purchase 1,950,000 shares of Class A Common Stock of the Company for a total purchase price of $1,511,250. Trust Stamp received the $1,511,250 payment during the nine months ended September 30, 2022 and issued the 975,000 shares of Class A Common Stock and 1,950,000 warrants to purchase shares of Class A Common Stock on September 14, 2022. A Form D related to this sale was filed on September 16, 2022.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions ("IGS") under which the Company and IGS will jointly offer services and IGS is granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agrees to pay $1,500,000 to the Company as a non-refundable revenue advance, an additional $1,500,000 non-refundable revenue advance on the first anniversary of the MSA, and $1,000,000 on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the nine months ended September 30, 2022, Trust Stamp received the initial $1.5 million payment, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the nine months ended September 30, 2022 of $8.05 million, operating cash outflows of $4.84 million for the same period, and an accumulated deficit of $35.26 million as of September 30, 2022.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Refer to Revenue Recognition in Note 1 to the consolidated financial statements included under Item 1 for an expanded discussion of the 90-day cessation, subsequent 60-day cessation, and eventual termination of the ICE renewal. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Equity, Notes, and Warrants

Regulation D, Regulation S and Regulation CF Offerings. See more information on Regulation D, Regulation S, and Regulation CF fundraising efforts, as well as exercise of warrants by existing warrant holders of the Company, in the Liquidity and Capital Resources subsection above.

Armistice Capital Master Fund Ltd. Securities Purchase Agreement. See more information on the Securities Purchase Agreement with Armistice Capital Master Fund Ltd. in the Liquidity and Capital Resources subsection above.

Operating Activities

Net cash used in operating activities decreased by 8.15% from $5.27 million for the nine months ended September 30, 2021 to $4.84 million for the nine months ended September 30, 2022. Of the $8.05 million net loss for the nine months ended September 30, 2022, there was a non-cash expense of $1.60 million related to an accounting estimate used to calculate stock-based compensation, decrease in warrant liability of $88 thousand, repayment of shareholder loan through in-kind services of $84 thousand, digital asset impairment of $25 thousand, and $548 thousand for depreciation and amortization that was added back to net loss. Additionally, $1.05 million from the timing of accrual was subtracted from net loss to arrive at a $4.84 million cash outflow from operating activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $735 thousand, compared to net cash of $632 thousand used in the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2022 and 2021 were related primarily to continued investments to develop future technologies that we intend to capitalize and monetize over time. During the nine months ended September 30, 2022, capitalized internal-use software increased by 59.85% compared the nine months ended September 30, 2021. This is also a result of the Company’s investments in R&D, which, during the nine months ended September 30, 2022, produced twelve new pending patent applications and eight issued patents with the United States Patent and Trademark Office.

During the nine months ended September 30, 2021, we completed an acquisition of Pixelpin Ltd (completed on March 18, 2021), in exchange for $91 thousand in cash. Pixelpin Ltd is an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication. This acquisition further enhances Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $5.08 million, compared to net cash of $4.53 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash received included the $3.38 million from a warrant exercise received in December 2021 from SCV and REach® Ventures, $78 thousand from the exercise of options, $1.42 million from the sale of Class A Common Stock and warrants exercisable into Class A Common Stock in a private investment in public equity agreement with Armistice Capital Master Fund Ltd. (“Armistice PIPE”), $254 thousand in units sold and warrants exercised in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for our Nasdaq listing, an offset of $60 thousand for principal payments made for the financial liability, and.

During the nine months ended September 30, 2021, cash received primarily related to our private fundraise under SEC Regulations D and Regulation S, from which the Company closed $3.97 million in net proceeds. Additionally, the Company received $858 thousand in proceeds from a soft loan, a potentially repayable loan, from the government of Malta. On April 22, 2021, the Company paid off its remaining hard loan balance on the books which was a venture loan with Second Century Ventures, LLC for $379,053 including interest.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations as of September 30, 2022:

Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$539,119	$111,290	$425,404	$2,425
Financial liability obligations	237,340	29,715	207,625	—

Total contractual obligations	$776,459	$141,005	$633,029	$2,425

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

On July 15, 2022, the Company entered into a second amendment agreement with ICE to amend the terms of the ICE Contract. The second amendment had the effect of implementing an additional up to 60-day cessation of performance of the Company’s and ICE’s obligations under the ICE Contract previously agreed to be performed between March 27, 2022 and September 26, 2022. The second amendment was required to provide ICE additional time to complete the Congressional notification process, so that the Company could continue to provide services to ICE under the ICE Contract. During the cessation period, Trust Stamp continued to incur maintenance costs specific to the April 5, 2022 modification contract, without recognizing or receiving the revenue, in order that we could be positioned to restart immediately if and when the cessation was lifted.

On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. ICE has paid Trust Stamp for the ICE Contract services performed prior to the amendment effective April 15, 2022. Additionally, Trust Stamp has received written notice that ICE will pay $720 thousand in cancellation expenses incurred during the period between April 15, 2022 and August 17, 2022 for mobile service expense, storage expense, and payroll expense. Trust Stamp recorded the expense reimbursement as revenue during the three months ended September 30, 2022.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions ("IGS") under which the Company and IGS will jointly offer services and IGS is granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agrees to pay $1,500,000 to the Company as a non-refundable revenue advance, an additional $1,500,000 non-refundable revenue advance on the first anniversary of the MSA, and $1,000,000 on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the nine months ended September 30, 2022, Trust Stamp received the initial $1.5 million payment, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

Contract Balances

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1, Description of Business and Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere under Item 1 in this report.

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We may remain an “emerging growth company” for up to five years, beginning January 26, 2022, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

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

During the nine months ended September 30, 2022, covered by this report, there have been no changes in Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company sold the following securities in transactions not registered under the Securities Act:

			Number of				Date Closed
Offering		Date	shares	Class of	Proceeds	Use of	(if Open,
Type	Intermediary	Commenced	issued	Securities	Raised	Proceeds	N/A)
2021 Reg CF	Dalmore Group LLC	8/25/2021	1,137,975	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$4.6 million	Product development, marketing, and working capital	2/18/2022
2021 Reg D	n/a	8/25/2021	240,989	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$1.0 million	Product development, marketing, and working capital	2/1/2022
2021 Reg S	n/a	8/25/2021	56,104	Units comprised of Class A Common Stock and Warrants to acquire Class A Common Stock	$0.2 million	Product development, marketing, and working capital	1/7/2022
2022 Reg A	n/a	01/26/2022	14,250	Shares of Class A Common Stock issuable upon exercise of Reg CF, Reg D, and Reg S Warrants	$57,000	Product development, marketing, and working capital	N/A

2022 Reg D	Maxim Group LLC	09/14/2022	1,975,000	Class A Common Stock Warrants to purchase Class A Common Stock	$1.51 million	Working Capital	9/14/2022

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

10.7

Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended fsi, 2020 filed with the SEC on September 28, 2020). (incorporated by reference to Exhibit 6.10 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

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

10.21

Amendment dated July 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed within).

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
Date: November 10, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: November 10, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: November 10, 2022

/s/ David Story
David Story, Director
Date: November 10, 2022

/s/ William McClintock
William McClintock, Director
Date: November 10, 2022

/s/ Mark Birschbach
Mark Birschbach, Director
Date: November 10, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: November 10, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: November 10, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: November 10, 2022