Form 10-K/A
period 2021-12-31
T Stamp Inc
filed 2022-12-22
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The registrant’s Class A Common Stock began trading on the NASDAQ Stock Exchange on January 31, 2022. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $4.79 million [_] (9,977,704 at a closing price per share of $0.48 on December 21, 2022). There were 24,271,512 shares of the registrant’s Class A Common Stock outstanding as of December 22, 2022.

Documents Incorporated by Reference

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Cherry Bekaert LLP	Atlanta, Georgia	677

EXPLANATORY NOTE

T Stamp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing” and, together with this Amendment, the “Form 10-K Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2022 (the “Original Filing Date”), to amend and restate Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with respect to certain non-GAAP financial disclosures, and Part II, Item 9A, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Specifically, this Amendment removes non-GAAP financial disclosures of gross revenue which were determined to be individually tailored financial measurements, and amends management’s determination regarding its disclosure controls and procedures with the presence of material weaknesses in its internal controls over financial reporting, respectively.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including in this Amendment an amended and restated Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, paragraph 3 of the certifications has been omitted. Similarly, the Company is not including certifications under Section 906 of SOX, as no financial statements are being filed with this Amendment.

This Amendment speaks as of the Original Filing Date of the Original Filing (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page, Item 7 of Part II, Item 9A of Part II, and the Exhibit Index in Item 15 of Part IV. No other information included in the Original Filing has been modified or updated in any way. The Original Filing continues to speak as of the Original Filing Date, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing Date other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other SEC filings.

In this Amendment, T Stamp Inc. (together with its subsidiaries) is referred to as the “Company,” “Trust Stamp,” “we,” “us,” or “our.”

PART II

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

•	Banking/FinTech

•	Humanitarian and Development Services

•	Biometrically Secured Email

•	KYC/AML Compliance

•	Government and Law Enforcement

•	P2P Transactions, Social Media, and Sharing Economy

•	Real Estate, Travel and Healthcare

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

On February 4, 2020, the Company entered into a tripartite agreement with Emergent and 10Clouds whereby:

•	The Company received a Purchase Order from Emergent in which Emergent requested $300 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. The intention of these services is to reduce the Emergent SAFE amount owed by the Company.

•	The Company will enter into statements of work with 10Clouds for appropriate sub-contract work under the Purchase Order.

•	The Company issued an additional SAFE to 10Clouds for $200 thousand subject to an absolute right for the Company at its option to redeem that $200 thousand for cash or settle it through the conversion to Series A preferred stock.

•	Emergent reduces the balance due on the Emergent SAFE by $500 thousand with immediate effect and asserts the outstanding balance to be $1.6 million.

•	On June 11, 2020, the Company entered into additional agreement with Emergent whereby:

•	Emergent will issue an irrevocable Purchase Order for $500 thousand worth of services to be provided by the Company under mutually agreed statements of work from the effective date through December 31, 2020. We subsequently entered into an SOW with 10Clouds for $500 thousand to provide the requested services.

•	Emergent forgave $104 thousand of the value of the SAFE to represent expected profit margin for the $500 thousand worth of services described above.

•	The Company issued $400 thousand of Class A Shares of Common Stock to Emergent’s designated assignees at a price of $1.56 per share (256,740 shares). This has been reflected in the statement of stockholders’ equity as of September 30, 2020.

•	The Company paid Emergent $220 thousand and this has been reflected in the statement of cashflows.

•	The Company entered into a promissory note with Emergent for $387 thousand payable which has been paid and reflected in the statement of cashflows.

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

The Company determines the amount of revenue to be recognized through the application of the following steps:

•	Identification of the contract, or contracts with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies the performance obligations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

However, in connection with the audit of our financial statements for the year ended December 31, 2021, our independent auditor identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (1) certain corporate finance and accounting oversight functions residing over the detection of errors that were present within the Company’s calculation of stock-based awards and (2) the financial reporting close process.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.3 to the Company’s Form 1-A/A filed with the SEC on April 6, 2020).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.3 of the Company’s Form 1-U filed with the SEC on August 20, 2021)
10.1	Secured Loan Agreement dated August 16, 2017 between Alex Valdes and the Company (incorporated by reference to Exhibit 6.3 to the Company’s Form DOS filed with the SEC on December 30, 2019).
10.2	Extension to August 16, 2017 Secured Loan Agreement between Alex Valdes and the Company dated August 16, 2021. (incorporated by reference to Exhibit 6.4 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.3	Secured Loan Agreement dated August 16, 2017 between Andrew Scott Francis and the Company (incorporated by reference to Exhibit 6.4 to the Company’s Form DOS filed with the SEC on December 30, 2019).
10.4	Extension to August 16, 2017 Secured Loan Agreement between Andrew Scott Francis and the Company dated August 16, 2021 (incorporated by reference to Exhibit 6.6 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.5	Secured Loan Agreement dated August 17, 2017 between David Story the Company (incorporated by reference to Exhibit 6.7 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.6	Extension to August 17, 2017 Secured Loan Agreement between David Story and the Company dated August 17, 2021 (incorporated by reference to Exhibit 6.8 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.7	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020). (incorporated by reference to Exhibit 6.10 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.8	Executive Employment Agreement of Alex Valdes, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.12 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).
10.9	Executive Employment Agreements of Gareth Genner and Andrew Gowasack, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).
10.10	Executive Employment Agreement of Andrew Scott Francis, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.11	Malta Enterprise Letter dated July 8, 2020 sent to the Company (Repayable Advance of €800,000) (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.12	Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.13	Letter of Appointment effective December 1, 2021 sent by the Company to Berta Pappenheim (as non-executive director appointee) (incorporated by reference to Exhibit 6.16 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.14	Letter of Appointment effective December 1, 2021 sent by the Company to Kristin Stafford (as non-executive director appointee) (incorporated by reference to Exhibit 6.17 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.15	Warrant Agency Agreement between the Company and Colonial Stock Transfer Company, Inc. dated August 20, 2021. (incorporated by reference to Exhibit 6.18 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
10.16	Mutual Channel Agreement dated November 15, 2020 between the Company and Vital4Data, Inc. (incorporated by reference to Exhibit 6.19 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.17	Secured Promissory Note between the Company (as Debtor) and Second Century Ventures, LLC. (as Creditor) dated April 22, 2020 (incorporated by reference to Exhibit 6.8 to the Company’s Form 1-A/A filed with the SEC on April 30, 2020).
10.18	Warrant to Purchase Common Stock between the Company and Second Century Ventures, LLC dated April 22, 2020 (incorporated by reference to Exhibit 6.9 to the Company’s Form 1-A/A filed with the SEC on April 30, 2020).*
10.19	Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company (Included as Exhibit 6.1 to the Company’s Form 1-A filed with the SEC on March 12, 2020). (incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).
21.1**	List of Subsidiaries
23.1**	Consent of independent auditors
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

** Previously filed

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
Date: December 22, 2022

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: December 22, 2022

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: December 22, 2022

/s/ David Story
David Story, Director
Date: December 22, 2022

/s/ William McClintock
William McClintock, Director
Date: December 22, 2022

/s/ Mark Birschbach
Mark Birschbach, Director
Date: December 22, 2022

/s/ Joshua Allen
Joshua Allen, Director
Date: December 22, 2022

/s/ Kristin Stafford
Kristin Stafford, Director
Date: December 22, 2022

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: December 22, 2022