Form 10-Q/A
period 2022-03-31
T Stamp Inc
filed 2023-01-19
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 18, 2023, there were 24,271,512 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits	19
	Signatures	21

EXPLANATORY NOTE

T Stamp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-Q Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2022 (the “Original Filing Date”), to amend and restate Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with respect to certain non-GAAP financial disclosures, and Part I, Item 4, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Specifically, this Amendment removes non-GAAP financial disclosures of gross revenue which were determined to be individually tailored financial measurements, and amends management’s determination regarding its disclosure controls and procedures with the presence of material weaknesses in its internal controls over financial reporting, respectively.

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

Data security and fraud

•	In 2021, 4,145 publicly disclosed breaches exposed over 22 billion records according to the 2021 Year End Data Breach QuickView Report.

•	eCommerce, airline ticketing, money transfer and banking services are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024, according to a 2020 Juniper Research report on Online Payment Fraud.

Biometric authentication

•	Juniper research estimates that biometrics will annually authenticate over $3 trillion in payment transactions by 2025.

•	The global biometric system market is projected to grow from $24.1 billion in 2020 to $82.8 billion by 2027 according to a 2021 Global Industry Analysts, Inc report.

Financial and societal inclusion

•	1.7 billion people lack basic financial services including a bank account, and 4 billion people are underbanked according to a September 2019 Forbes article.

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

As a Nasdaq listed public reporting company, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

•	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation Company’s disclosure controls and procedures as of the end of the period covered by this report, its Chief Executive Officer and Chief Financial Officer concluded that, as of such date, its disclosure controls and procedures were not effective based on material weaknesses in our internal control over financial reporting described below.

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

During the three months ended March 31, 2022 covered by this report, in response to these identified material weaknesses, the Company established additional operational processes to prevent the incorrect recording of stock-based awards, as well as to address weaknesses in its financial reporting close process. Such additional operational processes that the Company established during this period include, but are not limited to:

Financial Reporting:

•	Employed a specialized person solely responsible for assisting with our Company’s SEC filings.

•	Contracted with third party professional accounting firms with whom we consult regarding complex accounting applications and issues.

•	Implemented bank account reconciliations prepared by our accountants and reviewed and approved by our financial controller.

•

Established automated controls, such as processing controls, and automated calculations, utilizing software that keeps track of accounting transactions, accounting deadlines, task ownership, SEC reporting calendar, and other important financial reporting matters.

•	Addressed material presentation errors in the Company’s equity section in the consolidated financial statements

Calculation of Stock-Based Awards

•	Regular check between our legal and accounting staff to ensure that new award agreement do not go unaccounted for. On a monthly basis, we also review all active agreements to check for expirations, so that they are properly accounted for and recorded.

The Company’s management did not have the opportunity to test the effectiveness of the above internal control processes during the preparation and filing of the Original Filing, and there is no guarantee that these actions have fully remediated the material weaknesses described further above. Further, there is no guarantee that the Company will not again fail to establish effective internal controls over financial accounting and reporting at some point in the future. Finally, we note that these efforts have not been evaluated by our independent auditor for effectiveness.

Notwithstanding this material weakness, management has concluded that our financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

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

/s/ Gareth Genner
Gareth Genner, Principal Executive Officer, Chief Executive Officer, Director
Date: January 18, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: January 18, 2023

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: January 18, 2023

/s/ David Story
David Story, Director
Date: January 18, 2023

/s/ William McClintock
William McClintock, Director
Date: January 18, 2023

/s/ Mark Birschbach
Mark Birschbach, Director
Date: January 18, 2023

/s/ Joshua Allen
Joshua Allen, Director
Date: January 18, 2023

/s/ Kristin Stafford
Kristin Stafford, Director
Date: January 18, 2023

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: January 18, 2023

