Form 10-Q/A
period 2022-06-30
T Stamp Inc
filed 2023-01-19
CIK 1718939

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

T STAMP INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	23
	Signatures	25

EXPLANATORY NOTE

T Stamp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-Q Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2022 (the “Original Filing Date”), to amend and restate Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with respect to certain non-GAAP financial disclosures, and Part I, Item 4, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Specifically, this Amendment removes non-GAAP financial disclosures of gross revenue which were determined to be individually tailored financial measurements, and amends management’s determination regarding its disclosure controls and procedures with the presence of material weaknesses in its internal controls over financial reporting, respectively.

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

Data security and fraud

•	In 2021, 4,145 publicly disclosed breaches exposed over 22 billion records according to the 2021 Year End Data Breach QuickView Report.

•	eCommerce, airline ticketing, money transfer and banking services are estimated to cumulatively lose over $200 billion to online payment fraud between 2020 and 2024, according to a 2020 Juniper Research report on Online Payment Fraud.

Biometric authentication

•	Juniper research estimates that biometrics will annually authenticate over $3 trillion in payment transactions by 2025.

•	The global biometric system market is projected to grow from $24.1 billion in 2020 to $82.8 billion by 2027 according to a 2021 Global Industry Analysts, Inc report.

Financial and societal inclusion

•	As of 2017, 1.7 billion people lacked basic financial services including a bank account, and 4 billion people were underbanked according to the World Bank Global Findex 2017 report. (NB. estimates for people lacking basic financial services are now closer to 1.4 billion people).

•	More than 200 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNGSA Financial Inclusion)

•	The global market for Microfinance estimated at $156.7 Billion in the year 2020, is projected to reach $304.3 Billion by 2026 according to the Global Microfinance Market Report 2022.

Alternatives to detention (“ATD”)

•	Addressing the House Appropriations Subcommittee for Homeland Security on May 17, 2022, ICE Acting Director stated that the financial year 2023 Budget submitted by ICE for approval included an additional $75,000,000 for the ATD program over and above the present appropriation and that ICE is “focusing on ATD” instead of more expensive physical detention programs; both because of the threat of COVID and because ATD is less expensive and more humane.

•	On that same day, the Ranking Member of the Subcommittee shared that 230,000 participants are currently in the ATD program with a planned increase to 600,000 participants.

•	The bipartisan Appropriations Committee has recommended a funding increase of $42,186,000 above the request made by ICE, for a total of $569,319,000 for financial year 2023 to fund increases in enrollments into the Alternative to Detention and Secure Docket programs, and case management services and participation.

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

Other expense

	Three months ended June 30,
	2022	2021	$ Change	% Change
Other expense	$(272)	$—	$(272)		%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation Company’s disclosure controls and procedures as of the end of the period covered by this report, its Chief Executive Officer and Chief Financial Officer concluded that, as of such date, its disclosure controls and procedures were not effective at a reasonable assurance level based on material weaknesses in our internal control over financial reporting described below.

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

During the six months ended June 30, 2022, covered by this report, in response to these identified material weaknesses, the Company established additional operational processes to prevent the incorrect recording of stock-based awards, as well as to address weaknesses in its financial reporting close process. Building upon the operational processes that the Company established during the three months ended March 31, 2022, during the six months ended June 30, 2022, the Company established additional processes, including but not limited to:

Financial Reporting:

●	Employed a specialized person solely responsible for assisting with our Company’s SEC filings.

●	Contracted with third party professional accounting firms with whom we consult regarding complex accounting applications and issues.

●	Implemented bank account reconciliations prepared by our accountants and reviewed and approved by our financial controller.

●	Addressed material presentation errors in the Company’s equity section in the consolidated financial statements

Calculation of Stock-Based Awards

●	Established multiple layers of reviews of equity awards calculations to ensure that the calculations match the terms in corresponding award agreement and formulas are correct.

●	Regular check between our legal and accounting staff to ensure that new award agreement do not go unaccounted for. On a monthly basis, we also review all active agreements to check for expirations, so that they are properly accounted for and recorded.

●	Perform regular reconciliations between information in our internal records and our transfer agent’s records to ensure that issued shares and warrants are captured accurately.

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

Notwithstanding this material weakness, management has concluded that our financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

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