Form 10-Q/A
period 2022-09-30
T Stamp Inc
filed 2023-01-19
CIK 1718939

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

T STAMP INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24
	Signatures	25

EXPLANATORY NOTE

T Stamp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-Q Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022 (the “Original Filing Date”), to amend and restate Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with respect to certain non-GAAP financial disclosures, and Part I, Item 4, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Specifically, this Amendment removes non-GAAP financial disclosures of gross revenue which were determined to be individually tailored financial measurements, and amends management’s determination regarding its disclosure controls and procedures with the presence of material weaknesses in its internal controls over financial reporting, respectively.

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

During the nine months ended September 30, 2022 covered by this report, in response to these identified material weaknesses, the Company established additional operational processes to prevent the incorrect recording of stock-based awards, as well as to address weaknesses in its financial reporting close process. Building upon the operational processes that the Company established during the six months ended June 30, 2022, during the nine months ended September 30, 2022, the Company established additional processes, including but not limited to:

Financial Reporting:

●	Employed a specialized person solely responsible for assisting with our Company’s SEC filings.

●	Contracted with third party professional accounting firms with whom we consult regarding complex accounting applications and issues.

●	Implemented bank account reconciliations prepared by our accountants and reviewed and approved by our financial controller.

●	Established automated controls, such as processing controls, and automated calculations, utilizing software that keeps track of accounting transactions, accounting deadlines, task ownership, SEC reporting calendar, and other important financial reporting matters.

●	Addressed material presentation errors in the Company’s equity section in the consolidated financial statements

Calculation of Stock-Based Awards

●	Established multiple layers of reviews of equity awards calculations to ensure that the calculations match the terms in corresponding award agreement and formulas are correct.

●	Regular check between our legal and accounting staff to ensure that new award agreement do not go unaccounted for. On a monthly basis, we also review all active agreements to check for expirations, so that they are properly accounted for and recorded.

●	Perform regular reconciliations between information in our internal records and our transfer agent’s records to ensure that issued shares and warrants are captured accurately.

●	Implemented multiple tiers of checks and reviews between data entry in our internal records and the use of such data to calculate stock-based compensation entries for our financial statements.

The Company’s management tested the effectiveness of these recently implemented internal control processes during the preparation and filing of the Original Filing, and believes that such measures were effective at remediating the material weaknesses described above. Nonetheless, while our management believes these actions have remediated these material weaknesses, the Company cannot guarantee these actions have fully remediated the material weaknesses described further above. Further, there is no guarantee that the Company will not again fail to establish effective internal controls over financial accounting and reporting at some point in the future. Finally, we note that these efforts have not been evaluated by our independent auditor for effectiveness.

Notwithstanding this material weakness, management has concluded that our financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Form DOS filed with the SEC on December 30, 2019).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.3 to the Company’s Form 1-A/A filed with the SEC on April 6, 2020).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.3 of the Company’s Form 1-U filed with the SEC on August 20, 2021)

10.7	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the nine months ended September 30, 2020 filed with the SEC on September 28, 2020). (incorporated by reference to Exhibit 6.10 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.9	Executive Employment Agreements of Gareth Genner and Andrew Gowasack, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.11	Malta Enterprise Letter dated July 8, 2020 sent to the Company (Repayable Advance of €800,000) (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.12	Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.13	Letter of Appointment effective December 1, 2021 sent by the Company to Berta Pappenheim (as non-executive director appointee) (incorporated by reference to Exhibit 6.16 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.14	Letter of Appointment effective December 1, 2021 sent by the Company to Kristin Stafford (as non-executive director appointee) (incorporated by reference to Exhibit 6.17 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.15	Warrant Agency Agreement between the Company and Colonial Stock Transfer Company, Inc. dated August 20, 2021. (incorporated by reference to Exhibit 6.18 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.16	Mutual Channel Agreement dated November 15, 2020 between the Company and Vital4Data, Inc. (incorporated by reference to Exhibit 6.19 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.18	Warrant to Purchase Common Stock between the Company and Second Century Ventures, LLC dated April 22, 2020 (incorporated by reference to Exhibit 6.9 to the Company’s Form 1-A/A filed with the SEC on April 30, 2020).

10.19	Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company (Included as Exhibit 6.1 to the Company’s Form 1-A filed with the SEC on March 12, 2020). (incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.20	Amendment dated April 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.21	Amendment dated July 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed within)

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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