Form 10-K
period 2022-12-31
T Stamp Inc
filed 2023-03-30
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s Class A Common Stock began trading on the NASDAQ Stock Exchange on January 31, 2022. As of June 30, 2022, the aggregate market value held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $24.4 million (2,893,235 at a closing price per share of $8.45 on June 30, 2022). There were 4,854,332 shares of the registrant’s Class A Common Stock outstanding as of March 30, 2023.

Documents Incorporated by Reference

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Marlton, New Jersey	688

Statement Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations, or financial condition. Specifically, forward-looking statements may include statements relating to our future business prospects, revenue, income, and financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

●	adverse economic conditions;
●	general decreases in demand for our products and services;
●	changes in timing of introducing new products into the market;
●	intense competition (including entry of new competitors), including among competitors with substantially greater resources than us;
●	inadequate capital;
●	unexpected costs;
●	revenues and net income lower than anticipated;
●	litigation;
●	becoming delisted from Nasdaq;
●	the possible fluctuation and volatility of operating results and financial conditions;
●	the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition;
●	inability to carry out our marketing and sales plans; and
●	the loss of key employees and executives.

All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances that arise after the date of this Form 10-K or to reflect the occurrence of unanticipated events. The above list is not intended to be exhaustive and there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Trust Stamp”, the “Company”, “we”, “us”, and “our” refer to T Stamp, Inc., a Delaware corporation.

PART I.

Item 1. Our Business

Overview

Trust Stamp was incorporated under the laws of the State of Delaware on April 11, 2016 as “T Stamp Inc.” T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, or the “Company”) develop and market identity authentication software for enterprise and government partners and peer-to-peer markets.

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

To address this unprecedented danger and increased cross-industry need to establish trust quickly and securely in virtual environments, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2TM, solutions, which replace biometric templates with a cryptographic hash that can never be rebuilt into the original data and cannot be used to identify the subject outside the environment for which it is designed.

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

Our Markets

Trust Stamp has evaluated the market potential for its services in part by reviewing the following reports, articles, and data sources, none of which were commissioned by the Company, and none of which are to be incorporated by reference:

Data security and fraud

●	In 2022, 4,145 publicly disclosed breaches exposed over 22 billion records according to the “2021 Year End Report: Data Breach QuickView” published by Flashpoint.
●	The cumulative merchant losses to online payment fraud between 2023 and 2027 will exceed $343 billion globally according to a 2022 report titled “Fighting Online Payment Fraud in 2022 & Beyond” published by Juniper Research.

Trust Stamp addresses this market with biometric identity verification and biometric authentication - which utilizes Trust Stamp’s proprietary irreversible identity token to perform biometric matching in a secure and tokenized domain, matching tokenized personally identifiable information and liveness detection.

Biometric authentication

●	By 2027, the value of biometrically authenticated remote mobile payments will reach $1.2 trillion globally, according to a 2022 report titled “Mobile Payment Biometrics” published by Juniper Research.
●	The global biometric system market size is valued at $41.1 billion per annum in 2023, with a forecast compound growth of 20.4% from 2023 to 2030 with a 2030 revenue forecast of $150.6 billion according to the 2023 report titled “Biometric Technology Market Size, Share & Trends Analysis Report By Component, By Offering, By Authentication Type, By Application, By End-use, By Region, And Segment Forecasts, 2023 – 2030” published by Grand View Research.

Trust Stamp addresses this market through its biometric authentication and liveness detection - which utilizes Trust Stamp’s proprietary irreversible identity token to perform biometric matching in a secure and tokenized domain. This permits biometric authentication without the risk of storing pictures and biometric templates.

Financial and societal inclusion

●	As of 2021, 1.4 billion people were unbanked according to the “Global Findex Database 2021” published by The World Bank.
●	131 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNSGSA Financial Inclusion Webpage, Accessed March 2023)
●	The global market for Microfinance is estimated at $157 Billion in the year 2020, and is projected to reach $342 billion by 2026 according to the 2022 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc.

Trust Stamp’s biometric authentication, liveness detection, and information tokenization enable individuals to verify and establish their identities using biometrics. While individuals in this market lack traditional means of identity verification, Trust Stamp provides a means to authenticate identity that preserves an individual’s privacy and control over that identity.

Alternatives to Detention (“ATD”)

●	The ATD market includes Federal, State and Municipal agencies for both criminal justice and immigration purposes and there is an accelerating interest in technology-based solutions that the Company is able to offer.
●	Amongst the use cases, a large and growing market is for the provision of alternatives to detention for immigrants that are awaiting a final disposition of their processing. Addressing the House Appropriations Subcommittee for Homeland Security on May 17, 2022, ICE Acting Director stated that the financial year 2023 Budget submitted by ICE for approval included an additional $75,000,000 for the Alternatives to Detention (“ATD”) program over and above the present appropriation and that ICE is “focusing on ATD” instead of more expensive physical detention programs; both because of the threat of COVID and because ATD is less expensive and more humane. On that same day, the Ranking Member of the Subcommittee shared that 230,000 participants were then in the ICE ATD program with a planned increase to 600,000 participants.

Trust Stamp addresses the ATD market with an application built on Trust Stamp’s privacy-preserving biometrics. Trust Stamp provides hardware and software that provides for the ethical and human tracking of individuals to comply with ATD requirements.

Trust Stamp’s key sub-markets are:

i)	Identity authentication for the purpose of account opening, access and fraud detection;
ii)	The creation of tokenized digital identities to facilitate financial and societal inclusion; and

iii)	In-community case-management services for governmental agencies.

In addition to its key sub-markets, the Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities, in particular, the travel, healthcare, Metaverse platform and cryptographic key and account credential safekeeping sectors. For example, the Company has developed a “crypto key vault” solution that leverages proven facial biometric authentication and irreversible data transformation technology to protect private keys for digital assets while ensuring long-term data protection and access credential availability.

Principal Products and Services

Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the year ended December 31, 2022.

We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements.

IT2 Solutions

The IT2 (for Irreversibly Transformed Identity Token) replaces biometric templates and scans with meaningless numbers, letters, and symbols in order to remove sensitive data from the reach of criminals using a proprietary process by which a deep neural network irreversibly converts biometric and other identifying data, from any source, into the secure tokenized identity. This IT2 is unique to the user, is different every time it is generated from a live subject and cannot be reverse engineered and rebuilt into the user’s face or other original identity data.

Each token can be stored and compared to all other tokens from the same modality, allowing the Company’s AI-powered analytics to predict if a single subject has generated two or more tokens, even if the subject has passed conventional KYC with, e.g., falsified identity documents. Using this technology, an IT2 can be employed for re-authentication purposes, including account recovery, password-less login, new account creation, and more, across the organization or even within a consortium of organizations, all in a low cost and low friction delivery that is fast and secure.

Our technology is being used for enhanced due diligence, KYC/AML compliance, synthetic identity fraud reduction and “second chance” approval for customer onboarding and account access, together with the delivery of humanitarian and development services. The solution allows organizations to approve more users, keep bad actors from accessing systems and services, and retain existing users with a superior user experience.

Our hashing and matching technology can maximize the effectiveness of all types of identity data, while rendering it safer to use, store, and share. Whatever the source of identity data, it can be stored and compared as an IT2. See the chart below for examples.

Distribution

Through licensing we allow customers to utilize our technology in a wide variety of applications. Uses can include (e.g.):

o	The provision of hashing / services to enterprises, NGOs, and government, to overlay on third-party biometric and identity data
o	Hash licensing, translation, and certification services for biometric vendors
o	Management of zero-knowledge-proof services, whether as a tributary between Identity Lakes or operating consortium lakes
o	Tokenized identity creation for large scale deployments, such as humanitarian and government identity programs.

Trust Stamp enters into licensing and SaaS agreements.

License agreements are typically as a hosted offering, on-premise solution, or both, with its customers, pursuant to which the customer pays for the initial product development plus a license fee for the use of Trust Stamp’s technologies on a periodic and/or volume-based basis. In addition to consuming and paying for Trust Stamp’s services for their own use, some key customers also serve as channel partners by offering Trust Stamp products to their own customer base, whether as stand-alone products, or integrated into their own services as upgraded product offerings.

SaaS agreements are typically serviced through the Company’s Orchestration Layer platform, which is being utilized in FIS’ new global identity authentication system. The platform includes our proprietary tokenization technology, and is designed to provide easy integration with, and access to, Trust Stamp’s products, chargeable on a per use basis. The Orchestration Layer facilitates no-code and low-code implementations, making adoption faster and even more cost-effective for a broader range of potential customers. It is expected to accelerate the Company’s evolution, from being exclusively a custom solutions provider, to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation.

Competition

We can work with any identity data from any source, potentially breaking vendor and modality lock-in, but our primary market target is the biometric service industry, which is growing exponentially while being threatened by a consumer, media, and legislative backlash against storing biometric data. The IT2 can potentially be overlaid on any biometric or other identity data provider.

In general, we compete for customer budget with any company in the identity authentication industry, and our business plan calls for our capturing a fraction of one percent (1%) of the projected expenditure for biometric authentication services. Major competitors in this space include companies such as NEXT Biometrics, IDEMIA, Synaptics, Cognitec, Innovatrics, Suprema, FaceTec, Rank One Computing, Acuant, Jumio, Onfido and Mitek. However, we believe that, due to the uniqueness of our technology solution, the Company does not currently have any direct competitors for the core IT2 solutions upon which the growth in our business plan is focused.

The commercial advantage of our solution is our ability to work across providers and modalities and we continue to pursue a first-mover advantage including our global –scale partnership which is achieving a network effect in the global Humanitarian and Development market. We believe that this combination will make it unattractive for a potential competitor to replicate the 6-years and multi-million dollars, that we have already expended, to try and circumvent our multiple (and continuing) patent filings and/or offer a parallel product based upon a different technology.

We believe that given sufficient time and resources, we can augment any biometric modalities including face, hand, iris, voice, gait, and behavior, together with any other identifying data which places us in a unique position versus providers of biometric services.

We are unaware of any other provider being able to offer or support a proliferation of authentication modalities in this fashion, and therefore we believe there are no other companies that directly compete with us in this space. If our go-to-market strategy is successful, biometric service providers can be a channel distributer, and not necessarily a competitor.

Growth Strategy

Our business plan calls for our capturing a small fraction of one percent (1%) of the projected expenditure for biometric authentication services. Our strategy in this respect is to:

o	Expand the scope and range of services that we provide to and through our existing clients
o	Continue to add significant new clients for our current and future services
o	Offer our services via channel partners with substantial distribution networks
o	Offer our technology on a “low code” basis, providing access via an orchestration layer and/or open-APIs to enable implementation by a broader range of clients
o	The addition of alternate authentication tools including non-facial-biometric options and non-biometric-knowledge and device-based tools facilitating two and multi-factor authentication

o	Offer our IT2 technology for use by other biometric and data services providers to protect and extend the usability of their data
o	Provide ready-to-use / customizable platforms that leverage our IT2 technology in specialized markets

Human Capital

Given the geographic diversity of its team, and to facilitate cost-effective administration, Trust Stamp secures the services of its permanent team members through a variety of administrative structures that include wholly owned subsidiaries, professional employer organizations and consulting contracts. As of December 31, 2022, the Company had 10 full-time and 1 part-time team member that works out of the United States, 25 full-time members that work out of Malta, 7 full-time team members in Poland and Central Europe, 2 full-time and 4 part-time team members in the United Kingdom, 1 full-time team member in the Isle of Man, 15 full-time team members working in the Philippines, 13 full-time team members working in Rwanda, 1 full-time team member working in the Netherlands, 1 full-time team member in Denmark, and 3 full-time team members working remotely in India. Our permanent team is augmented as needed by contract development and other staff on both a long and short-term basis.

Outsourcing

We design and develop our own products. We use an outsourcing company, 10Clouds, for additional development staff as needed. 10Clouds is considered a related party. In addition, we also utilize SourceFit, a company in the Philippines, for PEO services, representing approximately 2% of our operating expenses during the year ended December 31, 2022. Amazon Web Services provides cloud hosting and processing services, representing approximately 2-3% of our operating expenses during the year ended December 31, 2022.

Key Customers

Historically, the Company generated most of its income through a relationship with an S&P 500 bank, in which services were provided pursuant to a Master Software Agreement and statements of work. The scope of services provided to the S&P 500 bank has grown throughout the relationship and additional growth has been seen in 2021 and 2022. In recent years, the Company has also expanded its customer base to include relationships with Mastercard International (“Mastercard”), Fidelity Information Services, LLC (“FIS”), and other customers.

With respect to FIS, we continued to expand our work with our proprietary tokenization technology being utilized in FIS’ new global identity authentication system. In 2022, the Company implemented its “Orchestration Layer” platform – a low-code platform solution which streamlines delivery and implementation of the Company’s technologies. In the third quarter 2022, the Company acquired its first 2 customers on the Orchestration Layer platform through its partnership with FIS. In the fourth quarter, 4 additional customers onboarded, then 17 new customers since year-end, totaling to 23 total customers on the Orchestration Layer platform all related to FIS, including 23 financial institutions with over $50 billion in assets, as of February 2023. The Orchestration Layer platform is designed to be a one-stop shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation. The Orchestration Layer utilizes the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The Orchestration Layer that has been developed facilitates no-code and low-code implementations of the Company’s technology making adoption faster and even more cost-effective for a broader range of potential customers.

Under a ten-year technology services agreement (“the TSA”) with Mastercard International entered into in March 2019, the Company’s IT2 technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare including Ethiopia’s implementation of Mastercard’s Wellness Pass within Ethiopia’s health information system to promote efficiency in healthcare tracking and offline portability of health records. Under the TSA, the Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per use” basis for all transactions utilizing its technology. To date the Company has received guaranteed minimum annual payments on account of usage. In December of 2022, the Company entered into a modification of the agreed pricing schedule with Mastercard to move from a per-use to a per-user-year model to broaden the range of potential use cases. Under that agreement, Trust Stamp currently receives minimum annual payments on account of usage, and we anticipate use-based revenue starting in 2023 and growing year-on-year thereafter. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA if the other party becomes, including but not limited to, insolvent, subject to a bankruptcy, dissolved or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one year-periods unless either party provides written notice within ninety days of intent not to renew.

As a result of investments in new business development staff and systems, as well as the introduction and expansion of the customer relationships described above, and while we value the relationship highly, management believes that we are no longer financially dependent on our relationship with the S&P 500 bank. As an example, the S&P 500 bank and Mastercard made up 33.6 % of total revenue during the year ended December 31, 2022, compared to 46.3% of total revenue during the year ended December 31, 2021. On September 23, 2021, the Company was awarded a $3,920,764 contract (the “ICE Contract”) with U.S. Immigration and Customs Enforcement (“ICE”), a federal agency under the U.S. Department of Homeland Security. This engagement required an investment in productization, business development, and satisfying extensive due diligence processes. Effective March 27, 2022, Trust Stamp agreed to a bilateral modification of the fixed price purchase order announced in September 2021 with ICE. The modification covered software development and services related to rapid enrolment in the ICE alternative to detention program and, increased the total contract award value to $7,176,364 from the original $3,920,764. On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately. ICE has paid Trust Stamp for the ICE Contract services performed prior to the amendment effective April 15, 2022. Additionally, Trust Stamp received $720 thousand in cancellation expenses incurred during the period between April 15, 2022 and August 17, 2022 for mobile service expense, storage expense, and payroll expense.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS will jointly offer services and IGS is granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agrees to pay $1,500,000 to the Company as a non-refundable revenue advance, an additional $1,500,000 non-refundable revenue advance on the first anniversary of the MSA, and $1,000,000 on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. In February 2023, IGS agreed to pre-pay $750,000 of the first anniversary payment and payment is expected in March of 2023. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the year ended December 31, 2022, Trust Stamp received the initial $1.5 million payment, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

As we grow, we intend to continue to expand the number of customers from which we generate revenues including through the development of channel partnerships, such as our relationship with FIS. In the opinion of our management, we would be able to continue operations without our current customers (including our channel partnership with FIS). However, the unanticipated loss of the Company’s current customers could have an adverse effect on the company’s financial position.

Regulation

Our business is not currently subject to any licensing requirements in any jurisdiction in which we operate, other than the requirement to hold a business license in the City of Atlanta (with which we are in compliance), and the requirement to hold a trading license in Rwanda (with which we are in compliance). This does not mean that licensing requirements may not be introduced in one or more jurisdiction in which we operate, and such requirements could be burdensome and/or expensive or even impose requirements that we are unable to meet.

We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy, and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Example federal (US) and European statutes we could be subject to are:

o	Health Insurance Portability and Accountability Act (HIPAA)
o	Health Information Technology for Economic and Clinical Health Act (HITECH)
o	The General Data Protection Regulation 2016/679 (GDPR)
o	ePrivacy Privacy Directive
o	The California Privacy Rights Act (CPRA)
o	The California Consumer Privacy Act (CCPA)
o	Biometric Information Privacy Act (BIPA)

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

GDPR

The EU-wide General Data Protection Regulation imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant—the greater of €20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric or health data.

ePrivacy Directive

The ePrivacy directive sets out the rules relating to the processing of personal data across public communications networks. This directive requires business to ensure consent requests are made and that consent is received from the user before the use of cookies is made. Businesses must communicate the privacy rules with accurate and specific information regarding the data contained in the cookie. Information must be communicated before the consent requests are made, in plain language. Organizations must ensure that users are able to withdraw consent in the same simple manner as the initial consent request.

CRPA and CCPA

The CRPA and CCPA define and establish various rights that consumers residing in California have over the privacy of their data along with the responsibilities of businesses when collecting personal information. It requires businesses that control the collection of consumers’ personal information to inform them of the category, purpose and duration the business intends to retain such information. It lists the consumers’ right to correct their data and have their data deleted. Customers may also exercise their right to limit the sale or sharing of their personal or sensitive personal information. Fines for non-compliance can range from $100 to $750 per consumer per incident. Additionally, in certain cases the California Privacy Protection Agency may impose administrative fines ranging from $2,500 to $7,500 for each violation.

BIPA

BIPA, which was enacted in 2008, addresses the collection, use and retention of biometric information by private entities. Under the law, a private entity must inform an individual, or their legally authorized individual, that the biometric information is being collected and stored, and the specific purpose and the length of time for the collection, storage and use of the biometric information, before obtaining or possessing their biometric information for the purposes of capturing, storing or sharing it. In addition, prior to collecting any biometric information, the regulation required businesses to obtain a written release for the collection of the biometric information from the individual, or the individual’s legally authorized representative after notice has been given. BIPA provides statutory damages of up to $1,000 for each negligent violation, and up to $5,000 for each intentional or reckless violation.

Intellectual Property

Patents

A summary of the Company’s issued patents and pending patent applications on March 15, 2023 is provided in the table below.

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-154085	18/164,090	02/03/2023	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	63/306,210 63/327,821	PENDING Awaiting Examination
32742-145300	18/145,470	12/22/2022	SYSTEMS AND PROCESSES FOR MULTIFACTOR AUTHENTICATION AND IDENTIFICATION	17/230,684 (Continuation-in-Part)	PENDING Awaiting Examination
32742-152907	17/966,355	10/14/2022	OWNERSHIP VALIDATION FOR CRYPTOGRAPHIC ASSET CONTRACTS USING IRREVERSIBLY TRANSFORMED IDENTITY TOKENS	63/256,347	PENDING 05/08/2023: Issue Fee Payment Due
32742-153794	18/063,372	12/08/2022	SHAPE OVERLAY FOR PROOF OF LIVENESS	63/287,276	PENDING Awaiting Examination
32742-153065	17/956,190	09/29/2022	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	16/406,978	PENDING Awaiting Examination
32742-148653	17/725,978	04/21/2022	INTEROPERABLE BIOMETRIC REPRESENATION	63/177,494	PENDING Awaiting Examination
32742-151107	17/849,196	06/24/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	16/855,606	PENDING Awaiting Examination
32742-149248	17/745,270	05/16/2022	SECURE REPRESENTATIONS OF AUTHENTICITY AND PROCESSES FOR USING SAME	63/188,491	PENDING Awaiting Examination
32742-147982	17/719,975	04/13/2022	PERSONALLY IDENTIFIABLE INFORMATION ENCODER	63/174,405	PENDING Awaiting Examination
32742-148555	63/327,821	04/06/2022	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	---	PENDING 02/03/2023: Converted to Non-Provisional Application No. 18/164,090
32742-147631	17/706,132	03/28/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	16/403,093	PENDING Awaiting Examination
32742-149165	17/702,366	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination
32742-149164	17/702,361	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-149163	17/702,355	03/23/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination
32742-145019	17/401,504	08/13/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	PENDING Awaiting Examination
32742-145020	17/401,508	08/13/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	PENDING Response to Office Action Filed: 02/15/2023
32742-142186	17/230,684	04/14/2021	SYSTEMS AND PROCESSES FOR MULTIMODAL BIOMETRICS	63/009,809 63/011,447	PENDING 05/01/2023: Issue Fee Payment Due
32742-141508	17/205,713	03/18/2021	SYSTEMS AND PROCESSES FOR TRACKING HUMAN LOCATION AND TRAVEL VIA BIOMETRIC HASHING	62/991,352	PENDING Awaiting Examination
32742-139681	17/109,693	12/02/2020	SYSTEMS AND METHODS FOR PRIVACY-SECURED BIOMETRIC IDENTIFICATION AND VERIFICATION	62/942,311	PENDING 06/09/2023: Issue Fee Payment Due
32742-142411	17/324,544	05/19/2021	FACE COVER-COMPATIBLE BIOMETRICS AND PROCESSES FOR GENERATING AND USING SAME	63/027,072	PENDING Awaiting Examination
32742-130397	16/406,978 11,496,315	05/08/2019 11/28/2022	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	62/668,610	ISSUED 05/08/2026: First Maintenance Fee Due
32742-130398	16/403,093 11,288,530	05/03/2019 03/29/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	62/667,130	ISSUED 09/29/2025: First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-118398	15/342,994 10,924,473	11/03/2016 02/16/2021	TRUST STAMP	62/253,538	ISSUED 08/16/2024: First Maintenance Fee Due
32742-123473	15/955,270 11,095,631	04/17/2018 08/17/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/17/2025: First Maintenance Fee Due
32742-136046	16/855,576 11,263,439	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due
32742-136047	16/855,580 11,244,152	04/22/2020 02/08/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 08/08/2025 First Maintenance Fee Due
32742-136048	16/855,588 11,263,440	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136049	16/855,594 11,263,441	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136050	16/855,598 11,263,442	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136051	16/855,606 11,373,449	04/22/2020 06/28/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 12/28/2025 First Maintenance Fee Due
32742-130399	16/403,106 11,093,771	05/03/2019 08/17/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 02/17/2025: First Maintenance Fee Due
32742-135668	16/841,269 11,301,586	04/06/2020 04/12/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	62/829,825	ISSUED 10/12/2025 First Maintenance Fee Due
32742-118149	15/782,940 10,635,894	10/13/2017 04/28/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	62/407,717 62/407,852 62/407,693	ISSUED 10/28/2023: First Maintenance Fee Due

Trademarks

The following is a summary of Trust Stamp’s issued and pending Trademarks as of March 15, 2023.

Serial / Registration Number	Filing Date	Trademark	Country	Status
97/613,025 N/A	06/29/2022 N/A	ALTERNATIVES TO DETENTION	US	PENDING APPLICATION Under examination
97/276,185 N/A	02/21/2022 N/A	PRIVTECH	US	PENDING APPLICATION Statement of Use Due: 05/08/2023
97/276,205 N/A	02/21/2022 N/A	PRIVTECH CERTIFIED	US	PENDING APPLICATION Statement of Use Due: 06/13/2023
97/276,214 N/A	02/21/2022 N/A	THE PRIVACY-FIRST IDENTITY COMPANY	US	PENDING APPLICATION Statement of Use Due: 07/17/2023
87/411,586 5,329,048	04/14/2017 11/07/2017	TRUST STAMP	US	REGISTERED Section 8 & 15 Renewal Due: 11/07/2023
87/852,642 5,932,877	03/27/2018 12/10/2019	TRUSTED MAIL	US	REGISTERED Section 8 & 15 Renewal Due: 12/10/2025
88/256,534 6,103,860	01/10/2019 07/14/2020	IDENTITY LAKE	US	REGISTERED Section 8 & 15 Renewal Due: 07/14/2026
88/708,795 6,252,645	11/27/2019 01/19/2021	MYHASH	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
88/709,274 6,252,649	11/27/2019 01/19/2021	TRUSTED PRESENCE	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
90/041,950 6,494,610	07/08/2020 09/21/2021	TRUSTED PAYMENTS	US	REGISTERED Section 8 & 15 Renewal Due: 09/21/2027
88/674,108 6,775,329	10/30/2019 06/28/2022	TRUSTCARD	US	REGISTERED Section 8 & 15 Renewal Due: 06/28/2028
97/101,273 6,965,728	10/31/2021 01/24/2023	METAPRESENCE	US	REGISTERED Renewal Due: 01/24/2029

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

T Stamp Inc. Corporate Structure Chart

TStamp Incentive Holdings. On April 9, 2019, management created a new entity, TStamp Incentive Holdings (“TSIH”) to which the Company issued 320,513 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of the date of this report, 262,546 shares of Class A Common Stock are still held by TSIH – however, all of these shares of Class A Common Stock have been allocated for issuance pursuant to the RSUs that vested on January 2, 2023 and all RSUs vested during the year ended December 31, 2022. The Company has no plans to issue additional equity securities to TSIH. As such, once these remaining shares are issued, it is expected this entity will become dormant going forward.

Biometric Innovations Limited (formerly “Trust Stamp Fintech Limited”). Biometric Innovations is our Company’s United Kingdom operating subsidiary. It was established to act as the contracting entity for development contractors in the UK, and it has its own board and management team. The purpose of this entity was to establish beachhead operations in the country to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. On June 11, 2020, the Company entered into a stock exchange transaction with Biometric Innovations Limited, becoming a 100% owner of the entity. The stock exchange transaction was not pursuant to any formal written agreement.

Trust Stamp Malta Limited. Trust Stamp Malta Limited is a wholly owned subsidiary of T Stamp Inc. It operates an R&D Campus in the Republic of Malta, for which it has entered into a lease with a local commercial landlord in Malta, Vassallo Group Realty Ltd. The goal of Trust Stamp Malta Limited is to advance our biometric authentication technology. As part of the creation of this entity, we entered into an agreement with the government of Malta for a repayable advance of up to €800,000 to cover 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020.

Trust Stamp Rwanda Limited. The Company opened an office in Rwanda, Africa in April 2021 and signed a one-year lease for office space commencing May 1, 2021 and renewing annually unless otherwise terminated. The Company has established an R&D center in Rwanda together with a back-office facility for the purpose of our expansion into Africa.

Metapresence Limited. Trust Stamp established Metapresence Limited on November 23, 2021 as a wholly owned crypto-asset subsidiary in the Isle of Man. Metapresence Limited participates in The Digital Isle of Man Accelerator Program, which provides access to a range of government services including regulatory acceleration support and guided access into the regulatory sandbox, where flexible licensing conditions enable digital asset businesses to explore opportunities and adapt as the technology evolves. Metapresence Limited is intended to market the group’s Metaverse related products for use cases outside the European Union. As of the date of this report, the entity has no operations.

Trust Stamp Denmark ApS. Trust Stamp established Trust Stamp Denmark ApS on June 6, 2021 as a wholly owned subsidiary in Copenhagen, Denmark. Trust Stamp Denmark focuses on developing and marketing GDPR compliant products in Denmark and within the EU from a Danish base that can passport authorized products throughout the EU. In furtherance of that goal, Trust Stamp Denmark has obtained D-Seal Certification and is working with a prominent Danish law firm to publish opinions on the status of Trust Stamp’s products under GDPR.

Non-Operational Subsidiaries

AIID Payments Limited. Established by the Company to provide payments services to NGO’s and other non-profit and social-welfare entities and activities. As of the date of this report, the entity has no operations, and is essentially dormant.

T Avatar LLC. Established by the Company to provide anonymized age-verification tools for minors participating in online activities. As of the date of this report, the entity has no operations, and is essentially dormant. The Company has completed the process of administratively dissolving T Avatar LLC and the dissolution will be effective February 28, 2023. See Note 15 to the financial statements for more details.

Finnovation LLC. Established by the Company to provide an innovative FinTech, Blockchain and Digital Identity innovation incubator. As of the date of this report, this entity has no operations, and is essentially dormant.

Trust Stamp Cayman. Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations were established. On October 5, 2022, the Company received the Certificate of Strike Off from the Cayman Registrar of Companies, which represents the completion of administratively dissolving Trust Stamp Cayman. The dissolution was effective December 30, 2022.

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

Trusted Mail Inc. The developer of an encrypted e-mail product (Trusted Mail ®) using our Company’s facial recognition technology. The Trusted Mail technology is held by Trusted Mail, Inc., which is our majority-owned subsidiary. The remainder of Trust Mail Inc. is owned by FSH Capital, LLC and Second Century Ventures, which are related parties of the Company.

Available Information

Our website is www.truststamp.ai. Available on this website, free of charge, are our annual reports, quarterly reports, and current reports on form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a comparatively early-stage company that has incurred operating losses in the past, expect to incur operating losses in the future, and may never achieve or maintain profitability.
●	Our technology continues to be developed, and there is no guarantee that we will ever successfully develop the technology that is essential to our business to a point at which no further development is needed.
●	We may be subject to numerous data protection requirements and regulations.
●	We operate in a highly competitive industry that is dominated by a number of exceptionally large, well-capitalized market leaders and the size and resources of some of our competitors may allow them to compete more effectively than we can.
●	We rely on third parties to provide services essential to the success of our business.
●	We currently have three customers that account for substantially all of our revenues.
●	We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.
●	Our auditor has included an “Emphasis of Matter Regarding Liquidity” note in its report on our consolidated financial statements for the year ended December 31, 2022. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
●	As the vast majority of our revenue is US Dollar denominated and a significant percentage of our expenses are incurred in other currencies, we are subject to risks relating to foreign currency fluctuations.

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

We have historically operated at a loss, which has resulted in an accumulated deficit. For the fiscal year ended December 31, 2022, we incurred a net loss of $12.09 million, compared to a net loss of $9.06 million for the fiscal year ended December 31, 2021. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in our Class A Common Stock price.

Our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 have been prepared on a going concern basis. We have not yet generated profits and have an accumulated deficit of $39.30 million as of December 31, 2022. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise additional funding through future financing efforts, we may not accurately anticipate how quickly we may use such funds and whether such funds would be sufficient to bring the business to profitability. The Company’s ability to continue as a going concern in the next twelve months following the date of the consolidated financial statements is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail. The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. In addition, given the foreign markets we serve, we maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The Company held $85,668 in excess of federally insured limits with Silicon Valley Bank as of March 10, 2023. As of March 14, 2023, the Company had access to all of its money held at Silicon Valley Bank.

Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required. Trust Stamp is developing complex technology that requires significant technical and regulatory expertise to develop, commercialize and update to meet evolving market and regulatory requirements. While we constantly monitor and adapt our products and technology as criminal methods of breaching cybersecurity advance, there is no guarantee we will consistently be able to develop technology that can effectively counteract such criminal efforts. If we are unable to successfully develop and commercialize our technology and products, it will significantly affect our viability as a company.

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

We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Examples of federal (US) and European statutes we could be subject to are:

●	Health Insurance Portability and Accountability Act (HIPAA)
●	Health Information Technology for Economic and Clinical Health Act (HITECH)

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

We anticipate sustaining operating losses for the foreseeable future. It is anticipated that we will sustain operating losses into 2023 as we continue with research and development, and strive to gain new customers for our technology and market share in our industry. Our ability to become profitable depends on our ability to expand our customer base, consisting of companies willing to license our technology. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

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

The Company may be unable to effectively protect its intellectual property. To date, the Company has been issued thirteen patents related to its products and technology in the current year. The Company has many more pending patent applications as of December, 31, 2022. There is no guarantee that the Company will ever be issued patents on the applications it has submitted. In addition, in order to control costs, we have filed patent applications only in the United States. This may result in our having limited or no protection in other jurisdictions. Our success depends to a significant degree upon the protection of our products and technology. If we are unable to secure patents for our products and technology, or are otherwise are unsuccessful at protecting our technology, other companies with greater resources may copy our technology and/or products, or improve upon them, putting us at a disadvantage to our competitors.

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

We rely on third party service providers. Our third-party partners provide a variety of essential business functions, including hosting, contract labor, and others. It is possible that some of these third parties will fail to perform their services or will perform them in an unacceptable manner. If we encounter problems with one or more of these parties and they fail to perform to expectations, it could have a material adverse impact on the Company.

We currently have three customers that account for substantially all of our current revenues. During the Company’s development, we have focused on developing strong relationships with a few significant partners and customers. As such, our historical financial results identify that for a number of years we generated substantially all of our revenue from two customers – which increased to three customers in 2021 with the addition of the ICE Contract, which ended in August of 2022. In September of 2022, we entered into a long-term technology contract with a new customer restoring the number of significant revenue-generating customers to three as December 31, 2022.

In the opinion of our management, we would be able to continue operations without our current customers. However, the unanticipated loss of the Company’s current customers could have an adverse effect on the company’s financial position.

We face risks related to distributing our products and services through channel partnerships, such as our partnership with FIS. When selling our products and services through indirect sales channels, such as through FIS, we are reliant on the efforts of those channel partners to successfully market and sell our products to end-customers. To the extent that FIS is unsuccessful at selling our products and services, our results of operations may suffer. Further, as of the date of this report, our only channel partnership is with FIS, which may increase the risk of harm to our Company if FIS is unsuccessful in selling our products and services. While we may seek to attract and retain additional indirect channel partners that will be able to market our products effectively and provide timely and cost-effective customer support and services, we may not succeed in doing so, and this could limit our ability to grow revenues and achieve profitability. Selling through channel partnerships is also a relatively new endeavor for us. Historically, we have generated a majority of sales through direct sales. Managing indirect sales channels may require more management attention than managing our direct sales force. If the indirect sales channels grow, management attention may be diverted, impairing our ability to execute other parts of our strategy.

We face risks related to our target customers. The majority of the customers that we are targeting are large organizations with complex and expansive operations. These kinds of companies often have long and often unpredictable enterprise sales cycles, which can result in significant time and effort to close a deal with those companies (which there is no guarantee that a deal will occur). This can make sales forecasting difficult for our Company, which can lead to operational challenges. For example, we often need to hire staff ahead of closing on a new client contract to be ready to perform if and when the contract closes. If we are unable to effectively forecast sales, we may incur unnecessary or avoidable expenses, or exhaust our cash reserves, which could have a material negative impact on our Company’s financial condition and results of operations.

Our future success is dependent on the continued service of our small management team. Seven directors and four executive officers provide leadership to Trust Stamp. Four of the directors are also executive officers. Our success is dependent on their ability to manage all aspects of our business effectively. Because we are relying on our small management team, we lack certain business development resources that may hurt our ability to grow our business. Any loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers.

We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses. In order to fund future growth and development, the Company will likely need to raise additional funds in the future by offering shares of its Common or Preferred Stock and/or other classes of equity, or debt that convert into shares of common or Preferred Stock, any of which offerings would dilute the ownership percentage of investors in this offering. In order to issue sufficient shares in this regard, we may be required to amend our certificate of incorporation to increase our authorized capital stock, which would be require us to obtain consent of a majority of our shareholders. Furthermore, if the Company raises capital through debt, the holders of our debt would have priority over holders of common and Preferred Stock and the Company may be required to accept terms that restrict its ability to incur more debt. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results, or prospects.

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

We are subject to risks related to foreign currency exchange rates. We operate on a global basis. We have operations (through our subsidiaries and/or directly) in many foreign countries and territories, including, but not limited to, United Kingdom, Poland, Rwanda, Denmark and the Republic of Malta. The translation from any currencies to United States Dollars for financial statement presentation resulted in a foreign currency loss of $105 thousand for the year ended December 31, 2022, and $183 thousand loss for the year ended December 31, 2021. Such foreign currency translation losses, coupled with varying inflation rates across the countries we operate in, could have a material adverse effect on our business.

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

We have failed to maintain effective internal controls over financial reporting as is required for a public company. We may be unable to prevent error or fraud, which may materially misstate the financials. As provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we previously did not establish effective internal controls over financial accounting and reporting. The resulting material weaknesses related to certain corporate finance and accounting oversight functions over the detection of errors that were present within the Company’s calculation of stock-based awards as well as the financial reporting close process. The failure to establish effective internal controls left us without the ability to properly account for important transactions accurately, to reliably compile our financial information, and significantly impaired our ability to prevent error and detect fraud. In response to these identified material weaknesses, the Company has established additional operational processes to prevent the incorrect recording of stock-based awards. Such additional operational processes that have been established include, but are not limited to:

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

During the fiscal year ended December 31, 2022 the Company’s management tested the effectiveness of the recently implemented internal control processes adopted in response to the identified material weaknesses specifically related to stock-based compensation during the fiscal year ended December 31, 2021 and believes that such measures were effective at remediating the material weaknesses specifically related to stock-based compensation described above

Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2022. Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2022. As a result, the Company has not maintained effective internal controls over financial reporting as required for a public company. The resulting material weaknesses relate to insufficient management review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures. Additionally, it was concluded that we had inadequate controls over the management information systems related to program changes, segregation of duties, and access controls. As a result, it would be possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls. The failure to establish effective internal controls could result in improperly accounting for transactions accurately, reliability in compiling financial information, and could significantly impair our ability to prevent error and detect fraud.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company contracts for use of office space at 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305, United States of America, which serves as its corporate headquarters and primary operational hub. The Company also leases office space (through a subsidiary) in Malta, which primarily serves as a research and development space. The Company contracts for coworking arrangements in other office spaces (either directly or through its subsidiaries) in New York, North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. Minimum lease commitments related to these agreements are described in Note 14 to the consolidated financial statements provided under Item 8 of this report. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Currently, our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “IDAI”. During the years ended December 31, 2022 and December 30, 2021, our Class A Common Stock was traded on the OTC Markets Group Inc.’s OTCQX quotation platform under the trading symbol “IDAI” and on the Euronext Growth market in Dublin under “AIID”. However, Trust Stamp received approval from Nasdaq to have our Class A Common Stock listed on the Nasdaq Capital Market under the symbol “IDAI” with trading commencing on January 31, 2022. As a result of our Nasdaq approval, our Class A Common Stock is no longer listed on the OTCQX market as of January 31, 2022.

Holders

As of March 29, 2023, there were approximately 2,834 registered holders of record of our Class A Common Stock and the last reported sale price of our Class A Common Stock on the Nasdaq was $2.45 per share on March 29, 2023.

The number of shares of our Class A Common Stock that are freely tradeable as of March 29, 2023 was 2,291,567.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Dividend Policy

To date, we have not paid any dividends on our Class A Common Stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the Class A Common Stock is at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions, or such other factors as our Board of Directors may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 9, 2019, management created a new entity, TStamp Incentive Holdings (“TSIH”) to which the Company issued 320,513 shares of Class A Common Stock (after giving effect to the Reverse Split) that the Board of Directors of TSIH could use for employee stock awards in the future. As of December 31, 2022, 56,513 (after giving effect to the Reverse Split) of these shares were outstanding and remained available for issuance. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. Any equity compensation approved by the Company would be issued by TSIH. All of these shares of Class A Common Stock have been allocated for issuance pursuant to RSUs that vested on January 2, 2023.

The Company expects to adopt another equity compensation plan in the near future but has not yet done so as of December 31, 2022.

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

Recent Sales of Unregistered Securities:

			Number of				Date Closed
Offering		Date	shares	Class of	Proceeds	Use of	(if Open,
Type	Intermediary	Commenced	issued*	Securities	Raised	Proceeds	N/A)
2021 Reg D	n/a	3/12/2021	260,245	Class A Common Stock	$4.0 million	Product development, marketing, and working capital	6/4/2021
2021 Reg CF	Dalmore Group LLC	8/25/2021	227,595	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$4.6 million	Product development, marketing, and working capital	2/18/2022
2021 Reg D	n/a	8/25/2021	48,198	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$1.0 million	Product development, marketing, and working capital	2/1/2022
2021 Reg S	n/a	8/25/2021	11,221	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$0.2 million	Product development, marketing, and working capital	1/7/2022
2022 Reg A	n/a	1/26/2022	2,850	Shares issuable pursuant to exercise of Warrants	$57 thousand	Product development, marketing, and working capital	n/a
2022 Reg D	Maxim Group LLC	9/14/2022	195,000	195,000 Class A Common Stock and 390,000 Warrants to purchase Class A Common Stock	$1.5 million	Working Capital	9/14/2022

*The share numbers in the table above reflect the Company’s capital stock after giving effect to the Reverse Split, described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”

Item 6. Selected Consolidated Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Statement Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Recent Developments

Development of Orchestration Layer and Channel Partnership with FIS

During the year ended December 31, 2022, we continued to expand our work with Fidelity Information Services, LLC (“FIS”) with our proprietary tokenization technology being utilized in FIS’ new global identity authentication system. In 2022, the Company implemented its “Orchestration Layer” platform – a low-code platform solution which streamlines delivery and implementation of the Company’s technologies. In the third quarter 2022, the Company acquired its first 2 customers on the Orchestration Layer platform through its partnership with FIS. In the fourth quarter, 4 additional customers onboarded, then 17 new customers since year-end, totaling to 23 total customers on the Orchestration Layer platform all related to FIS, including 23 financial institutions with over $50 billion in assets, as of February 2023. The Orchestration Layer platform is designed to be a one-stop shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation. Additionally, the Orchestration Layer reduces customer acquisition costs through channel partnership and its easy-to-integrate delivery model. Channel partnerships, such as the one mentioned with FIS, enables the Company to leverage the sales and marketing resources of larger, more established organizations, who are selling this Orchestration Layer platform to their existing customer base, which can number in the tens of thousands. The cost to acquire an additional customer through channel partnerships are relatively much lower than the costs through traditional direct selling and other sales models and can accelerate the delivery of the platform. Finally, the easy-to-integrate delivery model enables customers to progress through the customer lifecycle at a much more rapid pace, from introduction, to demonstration, and finally, integration of the platform in a matter of weeks versus typically many months for fully customized solutions which often require several development cycles and additional resources to produce and integrate the final product with the client’s systems.

Armistice Capital Master Fund Ltd. Financing

On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Fund Ltd. (“Armistice”). Pursuant to the terms of the SPA, the Company sold to Armistice in a private placement (the “Private Placement”) 195,000 shares of Class A Common Stock of the Company and warrants to purchase 390,000 shares of Class A Common Stock of the Company (the “Warrants”) for a total purchase price of $1,511,250.

The Warrants have an exercise price of $8.85 per share, with such exercise price being subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Class A Common Stock that occur while the Warrants are outstanding.

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

The Warrants may be exercised at any time by the Selling Stockholder starting on the issuance date (i.e. September 14, 2022) until the five (5) year and six (6) month anniversary thereafter.

Additionally, pursuant to the SPA, the Company agreed to provide the Selling Stockholder a right of participation in any subsequent financings of the Company from the date of the Closing until the date that is 18 months thereafter in which the Company issues shares of its common stock (or common stock equivalents). In such an event, the Selling Stockholder will have the right to participate that financing in up to an amount equal to 30% of the amount raised in that financing on the same terms, conditions and price provided to other investors in the financing.

The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement and the Company’s officers and directors entering into Lock-Up Agreements, the execution of which were conditions to the Closing of the SPA.

On September 14, 2022 (the “Closing Date”), the Closing of the SPA occurred. The Private Placement also closed on the Closing Date, whereby the Selling Stockholder purchased 195,000 shares of Class A Common Stock from the Company at a purchase price of $7.75 per share, and the Company issued the Selling Stockholder the Warrants to purchase 390,000 shares of Class A Common Stock on the Closing Date.

The Company received gross proceeds from the Private Placement of $1,511,250 before deducting offering expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement for working capital and other general corporate purposes.

The Company engaged Maxim Group LLC (“Maxim”) as the Company’s placement agent for the Private Placement pursuant to a Placement Agent Agreement dated as of September 11, 2022. Pursuant to the Placement Agent Agreement, the Company agreed to pay Maxim a cash placement fee equal to 6.0% of the gross proceeds of the Private Placement, plus reimbursement of certain expenses and legal fees.

Registration Rights Agreement

Pursuant to the SPA, the Company agreed to enter into a registration rights agreement (the “Registration Rights Agreement”) with the Selling Stockholder, pursuant to which the Company must file a registration statement on Form S-3 (or, if the Company is ineligible to use a Form S-3, another appropriate form) with the SEC to register for resale the 195,000 shares of Class A Common Stock to be purchased pursuant to the SPA, as well as the 390,000 shares of Class A Common Stock issuable upon exercise of the Warrants within 15 days of the Closing of the SPA, with such registration statement becoming effective within 45 days after the Closing, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement.

The Company entered into the Registration Rights Agreement on September 11, 2022. The Company filed such a registration statement on Form S-1, which was declared effective by the SEC on January 26, 2023. No sales have been made to date under the registration statement by Armistice Capital Master Fund Ltd. We note that, as of March 29, 2023, our Class A Common Stock is trading at $2.45 per share. As such, unless the trading price of our Class A Common Stock significantly increases, it is unlikely the Warrants will be exercised.

Lock-Up Agreements

Pursuant to the SPA, the Company agreed to enter into lock-up agreements (collectively the “Lock-Up Agreements”) with our executive officers and directors at the Closing. Under the Lock-Up Agreements, our executive officers and directors may not offer, sell, contract to sell, lend, hypothecate, pledge or otherwise dispose of all shares of the Company’s Common Stock beneficially owned by them for a period of sixty (60) after the effective date of the registration statement contemplated in the Registration Rights Agreement.

On the Closing Date, each of the Company’s executive officers and directors entered into Lock-Up Agreements.

The descriptions of each of the SPA, Warrants, Registration Rights Agreement, Placement Agent Agreement, and Form of Lock-Up Agreement are qualified by reference to the copies of these agreements included as Exhibits to this report.

Reverse Split

Pursuant to the Reverse Split, as of March 23, 2023, every five (5) outstanding shares of Class A Common Stock was combined and became one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares.

Prior to the Reverse Split, the Company had 25,584,242 shares of Class A Common Stock issued and 24,271,512 shares of Class A Common Stock outstanding. Immediately following the Reverse Split the Company has approximately 5,116,878 shares of Class A Common Stock issued and 4,854,332 shares of Class A Common Stock outstanding (giving effect to rounding for fractional shares).

The par value of the Class A Common Stock was not changed nor were the number of authorized shares reduced in connection with the Reverse Split. The Board determined that the availability of additional shares was necessary to consummate future financing transactions. The availability of additional shares will also permit the Board to issue shares, or instruments convertible into or exercisable for such shares, for general corporate purposes.

The Reverse Split was in the same ratio for all shares of Class A Common Stock. All holders of Class A Common Stock were affected uniformly by the Reverse Split, resulting in no effect on the proportionate holdings of any of our stockholders, except for possible changes due to the treatment of fractional shares resulting from the Reverse Split. In lieu of issuing fractional shares, the Company rounded up in the event a stockholder was entitled to receive less than one share of Class A Common Stock as a result of the Reverse Split. In addition, the split did not affect any holder of Class A Common Stock’s proportionate voting power (subject to the treatment of fractional shares), and all shares of Class A Common Stock remained fully paid and non-assessable.

The Reverse Split was made effective upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware with an effective date of March 23, 2023.

The following chart reflects the changes in our capital structure following the Reverse Split, the top row reflecting the pre-split capital structure and the bottom row reflecting the post-split capital structure:

Authorized Shares of	Issued		Outstanding		Reserved	Available for
Class A Common Stock	Shares		Shares		but Unissued	Issuance
50,000,000	25,584,242		24,271,512		10,707,081	13,708,677
50,000,000	5,116,878	*	4,854,332	*	2,141,417	42,741,734

* The Company rounded up in the event a stockholder was entitled to receive less than one share of Class A Common Stock as a result of the Reverse Split.

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

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) impairment in assets and liabilities, and (6) certain other items management believes affect the comparability of operating results.

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the years ended December 31,
	2022	2021
Net loss before taxes	$(12,070,464)	$(9,058,906)
Add: Other expense	118,196	159,533
Less: Other income	(50,354)	(56,932)
Less: Grant income	—	(61,601)
Add: Interest expense (income)	8,890	39,970
Add: Stock-based compensation	2,399,063	2,780,639
Add: Impairment loss of digital assets	27,934	—
Add: Non-cash expenses for in-kind services	111,720	261,794
Add: Depreciation and amortization	760,497	573,755
Adjusted EBITDA loss (non-GAAP)	$(8,694,518)	$(5,361,748)

Adjusted EBITDA (non-GAAP) loss for the year ended December 31, 2022, increased by 62.2%, to $8.69 million from $5.36 million for the year ended December 31, 2021. The overall increase in adjusted EBITDA loss is due to the $3.01 million increase in Net loss before taxes during the year ended December 31, 2022, as well as a decrease in Stock-based compensation of $382 thousand during the year ended December 31, 2022. See “Results of Operations” below for further discussion on the drivers behind the increase in Net loss and selling, general and administrative expenses during the year ended December 31, 2022.

Components of Results of Operations

Net revenue

We derive our revenue primarily from professional services. Most of the revenue is derived from the pilot contract and renewal with ICE which amounts to $3.29 million for the year ended December 31, 2022. Additionally, during the year, the Company launched its SaaS platform called Orchestration Layer platform, which is being utilized in FIS’ new global identity authentication system, which includes the Company’s proprietary tokenization technology, and facilitates no-code and low-code implementations, making adoption faster and even more cost-effective for a broader range of potential customers. The Company expects this platform to accelerate its evolution, from being exclusively a custom solutions provider, to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation.

Cost of services provided

Cost of services provided generally consists of the cost of hosting fees and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services provided.

Further, several projects that were originally in the research and development stage became feasible projects, shifting the allocation of cost from research and development, into cost of services provided in the current year as client specific products were implemented using the technologies. This increase of expense allocation is a result of our prior decision to invest more money in research and development in prior periods and our goal of accelerating our product roadmap coming to fruition.

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

We expect that the sales and marketing expenses within the SG&A expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business and enhancing our brand awareness.

Depreciation and amortization

The increase in depreciation and amortization is primarily due to a continued investment in internally developed software which will be used for future productization.

Interest income (expense)

Interest income (expense) consists primarily of interest expense accrued on a promissory note payable. Additionally, the Company earned interest income in the form of cash back by using its corporate line of credit.

Impairment of digital assets

Digital assets consists primarily of Metapresence Land and Cryptocurrency. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time after their acquisition requires recognition of impairment.

Grant income

The Company had grant income primarily related to Trust Stamp Malta’s agreements with Republic of Malta. During July 2020, the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand or $215 thousand as reimbursement for operating expenses over the first 12 months following incorporation in the Republic of Malta. The Company was required to provide an initial capital amount of €50 thousand or $54 thousand, which is matched with a €50 thousand grant or $54 thousand.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021
Net revenue	$5,385,077	$3,677,896
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	1,785,167	1,151,057
Research and development	2,474,327	2,529,501
Selling, general, and administrative	12,444,009	8,314,575
Depreciation and amortization	760,497	573,755
Total Operating Expenses	17,464,000	12,568,888
Operating Loss	(12,078,923)	(8,890,992)
Non-Operating Income (Expense):
Interest expense	(8,890)	(39,970)
Change in fair value of warrant liability	113,125	(86,944)
Impairment of digital assets	(27,934)	—
Grant income	—	61,601
Other income	50,354	56,932
Other expense	(118,196)	(159,533)
Total Other Income (Expense), Net	8,459	(167,914)
Net Loss before Taxes	(12,070,464)	(9,058,906)
Income tax expense	(21,076)	—
Net loss including noncontrolling interest	(12,091,540)	(9,058,906)
Net loss attributable to noncontrolling interest	—	(1,743)
Net loss attributable to T Stamp Inc.	$(12,091,540)	$(9,057,163)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(2.55)	$(2.40)
Weighted-average shares used to compute basic and diluted net loss per share	4,732,774	3,767,472

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	For the years ended December 31,
	2022	2021
Net revenue	100%	100%
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	33	31
Research and development	46	69
Selling, general, and administrative	231	226
Depreciation and amortization	14	16
Total Operating Expenses	324	342
Operating Loss	(224)	(242)
Non-Operating Income (Expense):
Interest income (expense)	—	(1)
Change in fair value of warrant liability	2	(2)
Impairment of digital assets	(1)	—
Grant income	—	2
Other income	1	2
Other expense	(2)	(4)
Total Other Expense, Net	—	(5)
Net Loss before Taxes	(224)	(246)
Income tax expense	—	—
Net Loss	(224)%	(246)%

Net revenue

	For the years ended December 31,
	2022	2021	$Change	% Change
Net revenue	$5,385,077	$3,677,896	$1,707,181	46.4%

Net revenue increased by $1.71 million, or 46.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Net revenue included $3.29 million from ICE, $766 thousand from Mastercard, $989 from a S&P 500 Bank, and $345 thousand from other customers. The increase in net revenue was driven by revenue contracts executed by new and existing customers. Total net sales from new contracts produced $1.29 million, consisting of $1.04 million from ICE, $162 thousand from FIS, and the remaining $80 thousand from various other new statements of work.

During the year ended December 31, 2022, the Company implemented its Orchestration Layer platforms. In the third quarter 2022, the Company acquired its first 2 customers on the platform through its partnership with FIS. In the fourth quarter, 4 additional customers onboarded, then 17 new customers since year-end, totaling to 23 total customers on the platform all related to FIS, including 23 financial institutions with over $50B in assets, as of February 2023. This platform is designed to be a one-stop shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation.

The majority of revenue during the years ended December 31, 2022 and 2021 came from the now-terminated ICE Contract for an alternative to detention program. The amount of revenue recognized during the years ended December 31, 2022 and 2021 was $3.29 million and $1.68 million, respectively.

Cost of services provided

	For the years ended December 31,
	2022	2021	$Change	% Change
Cost of services provided	$1,785,167	$1,151,057	$634,110	55.1%

Cost of services provided (“COS”) increased by $634 thousand, or 55.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase during the period was primarily driven by the $716 thousand increase in COS related to the ICE Contract, which included $509 thousand for mobile carrier costs and other direct costs required to service the contract. Additionally, the increase in COS was offset by the $139 thousand decrease in stock-based compensation compared to the prior year.

As the Company continues its evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation, management expects margins to improve as there are relatively lower variable cost required to implement existing technology and subsequent transaction revenue.

Research and development

	For the years ended December 31,
	2022	2021	$Change	% Change
Research and development	$2,474,327	$2,529,501	$(55,174)	(2.2)%

Research and development (R&D) expense decreased by $55 thousand, or 2.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease consisted primarily of the $201 thousand decrease in non-cash stock-based compensation from $493 thousand to $292 thousand for the years ended 2021 and 2022, respectively, as a result of the decrease in the Company’s stock price. Additionally, during the year ended December 31, 2022 there was an increase to R&D of $111 thousand, spent to implement a 24/7 customer service function.

Selling, general, and administrative

	For the years ended December 31,
	2022	2021	$Change	% Change
Selling, general, and administrative	$12,444,009	$8,314,575	$4,129,434	49.7%

Selling, general and administrative (“SG&A”) expense increased by $4.13 million, or 49.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. SG&A included $4.67 million in salaries and compensation, $2.09 million in non-cash stock-based compensation, $937 thousand in a combination of management consulting fees by the Disney Institute and various annual dues and subscriptions. Additionally, $1.81 million was spent in legal and professional services fees and other fees related to the listing of the Company’s Class A Common stock on the Nasdaq Capital Market.

Salaries & compensation costs increased by $938 thousand or 16.1% during the period. This increase included the $497 thousand paid as commissions as a result of cash received on the revenue contracts during the year ended 2022, compared to $96 thousand paid as commissions during the year ended 2021.The majority of sales commissions during both periods related to the ICE Contract, totaling $45 thousand and $397 thousand in the years ended 2021 and 2022, respectively. Additionally, the increase in salaries and compensation consisted in part of the hires specifically for the labor-intensive ICE Contract, many of which were subsequently laid off following the contract termination.

Other notable increases in SG&A included an increase of $257 thousand on corporate and commercial travelling and $257 thousand on taxes. The remainder of the increase in SG&A expenses from the twelve months ended December 31, 2021 to the twelve months ended December 31, 2022 was driven other SG&A operating expenses such as management consulting fees and various dues and subscriptions which amounted to an increase of $611 thousand.

Depreciation and amortization

	For the years ended December 31,
	2022	2021	$Change	% Change
Depreciation and amortization	$760,497	$573,755	$186,742	32.6%

Depreciation and amortization (“D&A”) expense increased by $187 thousand, or 32.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The primary increase in D&A expense during the year was the $90 thousand for the depreciation of mobile hardware assets related to the ICE Contract. There were no mobile hardware assets or related depreciation expense during the twelve months ended December 31, 2021.

Also driving the increase in D&A expense is the total balance of capitalized internal-use software. As of December 31, 2022, the relatively smaller allocations of capitalized internal-use software, specifically from the year ended December 31, 2017, which had $277 thousand, have reached the completion of their 5 year useful lives. During the comparative periods, the capitalized from years ended 2016 and 2017, were progressively being replaced by larger allocations of capitalized internal-use software from the years ended December 31, 2018, 2019, 2020, 2021, and 2022, which had $636 thousand, $555 thousand, $360 thousand, $482 thousand, and $776 thousand, respectively, resulting in increased depreciation.

We continue to see a trend of increasing software capitalization as a result of new software development. During the year ended December 31, 2022 this increase was driving primarily by the software developed and capitalized in relation to the ICE Contract, which has resulted in additional capitalized internal-use software amortization, or microservices, that once reaching technical feasibility, the Company begins to capitalize and subsequently amortize the related costs over a period of 5 years. The Company anticipates significant ongoing growth opportunities for its software products in the Alternative to Detention Program and in the provision of other in-community case management services for federal and state agencies.

In addition, patent amortization increased during the twelve months ended December 31, 2022 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the twelve months ended December 31, 2022, the Company added thirteen (13) new pending patents and nine (9) issued patents.

Operating loss

	For the years ended December 31,
	2022	2021	$Change	%Change
Operating gain (loss)	$(12,078,923)	$(8,890,992)	$(3,187,931)	35.9%

Operating loss increased by $3.19 million, or 35.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven primarily by SG&A which made up 71.0% of the total operating expenses. As mentioned above, much of the increase in operating loss was due to increased R&D activity, as well as an increase in SG&A driving in part by the initial and ongoing costs related to the listing of the Company’s Class A Common stock on the Nasdaq Capital Market.

Interest income (expense)

	For the years ended December 31,
	2022	2021	$Change	% Change
Interest income (expense)	$(8,890)	$(39,970)	$31,080	77.8%

Interest income (expense) decreased by $31 thousand, or 77.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. During the year ended December 31, 2022, there was $8 thousand and $17 thousand of interest income and interest expense, respectively. During the year ended December 31, 2021, there was $10 thousand and $50 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities. The majority of the interest income (expense) in 2021 was generated by the interest on the SVB venture loan. This loan was in existence in 2021 and matured in April 2021, with a total interest of $35 thousand. The decrease in interest income (expense) in 2022 compared to 2021 was due to the end of the SVB venture loan in 2021.

Change in fair value of warrant liability

	For the years ended December 31,
	2022	2021	$Change	% Change
Change in fair value of warrant liability	$113,125	$(86,944)	$200,069	230.1%

The Company recognized a change in fair value of warrant liability for the year ended December 31, 2022 of $113 thousand based on the fair value assessment and adjustment for one warrant liability issued on December 16, 2016 as described in Note 4 to the financial statements provided under Item 8 of this report.

Impairment of digital assets

	For the years ended December 31,
	2022	2021	$Change	% Change
Impairment of digital assets	$(27,934)	$—	$(27,934)	—%

The Company recognized an impairment on digital assets during the year ended December 31, 2022 of $28 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.

Grant income

	For the years ended December 31,
	2022	2021	$Change	% Change
Grant income	$—	$61,601	$(61,601)	100%

Grant income decreased by $62 thousand, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Grant income for 2021 relate to the Business Development and Continuity Scheme grant with the Malta Enterprise for €200 thousand or $214 thousand at December 31, 2022. The grant proceeds were received over a 2 year period and converted from EUR to USD for a total of $251 thousand, of which $62 thousand was received in the year ended December 31, 2021. There was no Grant income for the year ended December 31, 2022.

Other income

	For the years ended December 31,
	2022	2021	$Change	% Change
Other income	$50,354	$56,932	$(6,578)	11.6%

Other income decreased by $7 thousand, or 11.6%, for the year ended December 31, 2022 when compared to the year ended December 31, 2021. Other income consists primarily of miscellaneous income from GAAP entries.

Other expense

	For the years ended December 31,
	2022	2021	$Change	% Change
Other expense	$(118,196)	$(159,533)	$41,337	25.9%

Other expense decreased by $41 thousand for the year ended December 31, 2022 when compared to the year ended December 31, 2021. The decrease was primarily due to an $88 thousand decrease in unrealized loss on foreign currency translations for intercompany transactions between the parent company, T Stamp Inc., and its subsidiary, Trust Stamp Malta Limited with currencies denominated in United States Dollars and European Union Euros, respectively. Additionally, among other offsetting items, there was an increase of $32 thousand for realized exchange differences related to foreign currency exchange translation differences for when invoices are billed and cash collected.

During the year ended December 31, 2022, there was $95 thousand unrealized loss on foreign currency translations that is recorded to other income for foreign currencies held by the Company’s subsidiaries to meet expenses denominated in those currencies, the U.S. dollar cost of which expenses has fallen commensurately, therefore the unrealized loss will have no cash impact until the accounts are settled.

During the year ended December 31, 2022, the Company determined that there is currently no intention to settle intercompany accounts in the foreseeable future; therefore, future fluctuations in foreign currencies between the Company and its subsidiaries will be booked to accumulated other comprehensive income on the balance sheet. The change was effective as of June 30, 2022.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had approximately $1.25 million and $3.48 million cash in our banking accounts, respectively. One of those bank accounts was with Silicon Valley Bank. On March 13, 2023, the Company had begun transferring its cash held with Silicon Valley Bank to JP Morgan Chase. The company does not anticipate any impairment or loss of cash as a result of the failure of Silicon Valley Bank. The decrease of $2.22 million in cash from December 31, 2021 to December 31, 2022 was a result of the net negative cash flow which consisted of $(6.34) million, $5.10 million, and $(998) thousand, in operating, financing, and investing activities, respectively. Additionally, there was a $13 thousand cash inflow for currency transaction adjustment. See the cash flows section below for more details on cash activities during the year ended December 31, 2022.

Total current assets for the comparative periods decreased by 50.1% or $2.89 million from $5.76 million as of December 31, 2021, to $2.87 million as of December 31, 2022. The decrease in current assets was primarily driven by the decrease in cash (discussed above). Additionally, there was a $417 thousand decrease in Prepaid expenses and other current assets related in part to the completion of the 3 year, $300 thousand Prepaid sponsorship related to Second Century Venture warrants. Accounts receivable decreased by $270 thousand compared to the prior year mostly due to the timing of receivables.

Total current liabilities increased $2.05 million or 85.3% during the year. This increase is primarily attributable to the $1.31 million increase in deferred revenue driven mostly by the $1.76 million paid by Interactive Global Solutions (“IGS”) which will be used as credits for future services. Additionally, accounts payable increased by $661 thousand mostly due to the timing of payables.

In effect, the Company’s current ratio, that is, the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its current liabilities with its current cash assets, changed from 2.40 as of December 31, 2021, to 0.65 as of December 31, 2022. The change in current ratio is mostly a result of the non-cash $1.76 million increase in deferred revenue related to the of 12-year revenue contract that the Company executed during the year ended December 31, 2022.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and will receive minimum total fees of $250 thousand in 2022, rising by 15% in each subsequent year beginning in 2023 with a cap of $1.00 million. The Company has recognized $250 thousand of the software license agreement fees during the year ended December 31, 2022.

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 250,000 units at $20.00 per unit for a total of $5,000,000 in gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. As of December 31, 2021, the Company received $4,353,480 in gross proceeds from the issuance of 217,674 Regulation CF Units to investors. The Company received an additional $198,420 in gross proceeds from the issuance of 9,921 Regulation CF Units to investors during the year ended December 31, 2022. On August 25, 2022, we refunded $5,000 in Regulation CF Units to two investors. We raised a final total of $4,546,900 in gross proceeds from the issuance of 227,345 Regulation CF units to investors in this offering as of December 31, 2022. The Company incurred offering costs of $48 thousand from this offering that were recorded as a reduction of the gross proceeds.

On January 7, 2022, we closed on an initial tranche of investments from the Regulation D offering. We raised a final total of $863,956 in gross proceeds from the issuance of 43,198 Regulation D units to investors in this offering. We conducted an additional close on February 2, 2022, receiving gross proceeds of $100,000 and issuing 5,000 Regulation D units to that investor.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 11,221 Regulation S units to investors in this offering.

On January 26, 2022, we initially qualified an offering with the SEC under Regulation A to allow for the exercise of warrants issued pursuant to the Regulation CF, Regulation D, and Regulation S unit offerings. As of December 31, 2022, warrants for 2,850 shares have been exercised for $57 thousand by investors in these offerings.

On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to Armistice Capital Master Fund Ltd. in a private placement 195,000 shares of Class A Common Stock of the Company and warrants to purchase 390,000 shares of Class A Common Stock of the Company for a total purchase price of $1,511,250. A Form D related to this sale was filed on September 16, 2022. The Company incurred offering costs of $90,675 from this transaction that were recorded as a reduction of the gross proceeds.

Pursuant to the SPA, the Company also agreed to enter into a registration rights agreement with Armistice Capital Master Fund Ltd., pursuant to which the Company agreed to file a registration statement with the SEC to register for resale the 195,000 shares of Class A Common Stock (giving effect to the Reverse Split) to be purchased pursuant to the SPA, as well as the 390,000 shares of Class A Common Stock (giving effect to the Reverse Split) issuable upon exercise of the warrants. The Company filed such a registration statement on Form S-1, which was declared effective by the SEC on January 26, 2023. No sales have been made to date under the registration statement by Armistice Capital Master Fund Ltd. We note that, as of March 29, 2023, the last reported sale price of our Class A Common Stock on The NASDAQ Capital Market was $2.45 per share. Unless (and until) this price increases over $8.85, it is unlikely any of the Warrants would be exercised.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS will jointly offer services and IGS is granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agrees to pay $1,500,000 to the Company as a non-refundable revenue advance, an additional $1,500,000 non-refundable revenue advance on the first anniversary of the MSA, and $1,000,000 on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the year ended December 31, 2022, Trust Stamp received the initial $1.50 million payment, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the year ended December 31, 2022 of $12.09 million, operating cash outflows of $6.34 million for the same period, and an accumulated deficit of $39.30 million.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021
Net cash flows from operating activities	$(6,337,386)	$(6,702,221)
Net cash flows from investing activities	$(998,190)	$(768,353)
Net cash flows from financing activities	$5,101,194	$9,337,517

Operating Activities

Net cash used in operating activities decreased by 5.44% from $6.70 million for the year ended December 31, 2021 to $6.34 million for the year ended December 31, 2022. Of the $12.09 million net loss for the year ended December 31, 2022, there was a non-cash expense of $2.40 million related to stock-based compensation, $1.31 million for cash received and booked as deferred revenue driven primarily by the IGS revenue contract for service credits, $280 thousand in customer deposit liabilities from the delivery of performance obligations related to cash received from the ICE Contract in the prior year, a reversal of a gain due to the $113 thousand reduction of a warrant liability, a non-cash digital asset impairment of $28 thousand, the repayment of a loan to an employee of the Company through in-kind services of $112 thousand, a net non-cash decrease of $266 thousand as a result of the Company adopting the new lease standard, and $760 thousand for depreciation and amortization that was added back to net loss. Additionally, $1.52 million from the timing of accruals was subtracted from net loss to arrive at a $6.34 million cash outflow from operating activities.

Net cash flows from operating activities during the year ended December 31, 2022 totaled $6.34 million and is primarily attributed to the ICE and IGS revenue contracts which totaled $3.66 million and $1.50 million, respectively. Cash from other revenue contracts, chiefly from the financial services and humanitarian industry verticals, totaled $2.39 million during the year ended December 31, 2022. These cash inflows from operating activities were offset by cash outflows from operating activities during the year which totaled $13.92 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $998 thousand, compared to net cash of $768 thousand used in the year ended December 31, 2021, an increase of 29.91%. Cash used in investing activities for the year ended December 31, 2022 and 2021 were related primarily to continued investments to develop future technologies that we intend to capitalize and monetize over time. During the year ended December 31, 2022, capitalized internal-use software increased by 60.93% compared the year ended December 31, 2021, as a result of increased capitalization of internally developed software related to the ICE Contract, which can be used in many other parallel commercial applications. This is also a result of the Company’s investments in R&D, which, during the year ended December 31, 2022, produced thirteen (13) new pending patent applications and nine (9) issued patents with the United States Patent and Trademark Office.

During the year ended December 31, 2021, we completed an acquisition of Pixelpin Ltd (completed on March 18, 2021), in exchange for $91 thousand in cash. Pixelpin Ltd is an image-based “Pin-on-Glass” account access solution that alleviates pain-points of traditional login methods while ensuring the security of authentication.

In the year ended December 31, 2022, the Company acquired a digital asset in Decentraland to build its crypto key vault product. The digital asset was subsequently impaired. These acquisitions further enhance Trust Stamp’s innovative portfolio of technology solutions that enable improved customer experiences and reputation while broadening the scope of internal risk-management strategies and providing additional options for multi-factor authentication.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $5.10 million, compared to net cash of $9.34 million for the year ended December 31, 2021. During the year ended December 31, 2022, cash received included the $3.33 million from a warrant exercise by SCV, a related party, received in December 2021 from SCV and REach® Ventures, a related party, $95 thousand from the exercise of options, $1.42 million from the sale of Class A Common Stock and warrants exercisable into Class A Common Stock in a private investment in public equity agreement with Armistice Capital Master Fund Ltd. (“Armistice PIPE”), $246 thousand in units sold in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for our Nasdaq listing net of raise costs, $57 thousand for Regulation CF, Regulation D, and Regulation S warrants exercised, and an offset of $90 thousand for principal payments made for the financial liability.

Net cash provided by financing activities of $9.35 million for the year ended December 31, 2021 was primarily related to proceeds from issuance of common stock for $8.76 million, soft loan and grant proceeds from the government of Malta of $844 thousand, and the repayment of the promissory note payable with SCV of $379 thousand, including $35 thousand in interest.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1, Description of Business and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere under Item 1 in this report.

Emerging Growth Company

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We may remain an “emerging growth company” for up to five years, beginning January 26, 2022, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30th, before that time, we would cease to be an “emerging growth company” as of the following December 31st.

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

T STAMP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

T Stamp Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of T Stamp Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Regarding Liquidity

As discussed in Note 1 (not presented herein) to the consolidated financial statements, the Company has not yet generated profits and has recorded a loss of $9.1 million for the year ended December 31, 2021, operating cash outflows of $6.7 million for the year ended December 31, 2021, and an accumulated deficit of $27.2 million as of December 31, 2021. Management’s evaluation of the conditions and management’s plans to mitigate these conditions are also described in Note 1 (not presented herein). Our opinion is not modified with respect to this matter.

/s/ Cherry Bekaert LLP

We served as the Company’s auditor from 2017 to 2022.

Atlanta, Georgia

March 30, 2023 April 6, 2022 except for the impact of the reverse stock split on the 2021 financial statements as described in Note 1, as to which date is March 30, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

T Stamp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T Stamp Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Marlton, New Jersey

March 30, 2023

T STAMP INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,254,494	$3,475,695
Accounts receivable (includes unbilled receivables of $109,475 and $109,194 as of December 31, 2022 and 2021, respectively)	1,008,375	1,278,286
Related party receivables	31,446	13,648
Prepaid expenses and other current assets	580,086	996,602
Total Current Assets	2,874,401	5,764,231
Capitalized internal-use software, net	1,418,672	1,160,044
Goodwill	1,248,664	1,248,664
Intangible assets, net	251,686	201,807
Property and equipment, net	300,664	111,768
Operating lease right of use assets	315,765	—
Other assets	2,066	178,140
Total Assets	$6,411,918	$8,664,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$945,162	$304,140
Related party payables	273,176	252,773
Accrued expenses	1,099,824	1,059,532
Deferred revenue	1,811,680	503,433
Income tax payable	21,076	—
Short-term operating lease liabilities	177,795	—
Short-term financial liabilities	118,860	—
Customer deposit liabilities	—	280,108
Total Current Liabilities	4,447,573	2,399,986
Warrant liabilities	261,569	374,694
Non-convertible notes plus accrued interest of $16,458 and $12,252, on December 31, 2022 and December 31, 2021, respectively	886,465	856,258
Long-term financial liabilities	88,760	—
Long-term operating lease liabilities	102,407	—
Total Liabilities	5,786,774	3,630,938

Commitments, Note 14

Stockholders’ Equity:
Series A Preferred Stock $.01 par value, 2,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock $.01 par value, 50,000,000 shares authorized, 4,910,815 and 4,151,542 shares issued and 4,854,302 and 4,095,029 outstanding at December 31, 2022 and 2021, respectively	48,543	40,950
Treasury stock, at cost: 56,513 shares held as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	39,496,183	31,985,880
Stockholders’ notes receivable	(18,547)	(130,267)
Accumulated other comprehensive income	237,252	183,900
Accumulated deficit	(39,299,726)	(27,208,186)
Total T Stamp Inc. Stockholders’ Equity	463,705	4,872,277
Noncontrolling interest	161,439	161,439
Total Stockholders’ Equity	625,144	5,033,716
Total Liabilities and Stockholders’ Equity	$6,411,918	$8,664,654

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Net revenue	$5,385,077	$3,677,896
Operating Expenses:
Cost of services provided (exclusive of depreciation and amortization shown separately below)	1,785,167	1,151,057
Research and development	2,474,327	2,529,501
Selling, general, and administrative	12,444,009	8,314,575
Depreciation and amortization	760,497	573,755
Total Operating Expenses	17,464,000	12,568,888
Operating Loss	(12,078,923)	(8,890,992)
Non-Operating Income (Expense):
Interest expense	(8,890)	(39,970)
Change in fair value of warrant liability	113,125	(86,944)
Impairment of digital assets	(27,934)	—
Grant income	—	61,601
Other income	50,354	56,932
Other expense	(118,196)	(159,533)
Total Other Income (Expense), Net	8,459	(167,914)
Net Loss before Taxes	(12,070,464)	(9,058,906)
Income tax expense	(21,076)	—
Net loss including noncontrolling interest	(12,091,540)	(9,058,906)
Net loss attributable to noncontrolling interest	—	(1,743)
Net loss attributable to T Stamp Inc.	$(12,091,540)	$(9,057,163)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(2.55)	$(2.40)
Weighted-average shares used to compute basic and diluted net loss per share	4,732,774	3,767,472

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2022	2021
Net loss including noncontrolling interest	$(12,091,540)	$(9,058,906)
Other Comprehensive Income:
Foreign currency translation adjustments	53,352	138,800
Total Other Comprehensive Income	53,352	138,800
Comprehensive loss	(12,038,188)	(8,920,106)
Comprehensive loss attributable to noncontrolling interest	—	(1,743)
Comprehensive loss attributable to T Stamp Inc.	$(12,038,188)	$(8,918,363)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional			Stockholders	Other
	Common Stock		Paid-In	Treasury Stock		Note	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Receivable	Loss	Deficit	Interest	Total
Balance, January 1, 2021	3,539,197	$35,393	$20,448,068	56,513	$—	$(467,061)	$45,100	$(18,151,023)	$163,182	$2,073,659
Update for Exercise of warrants to common stock	15,000	30	120	—	—	—	—	—	—	150
Issuance of common stock	540,832	5,527	7,627,518	—	—	—	—	—	—	7,633,045
Issuance of warrants	—	—	1,129,535	—	—	—	—	—	—	1,129,535
Repayment of shareholders loan	—	—	—	—	—	75,000	—	—	—	75,000
Repayment of shareholders loan through in-kind services	—	—	—	—	—	261,794	—	—	—	261,794
Stock-based compensation	—	—	2,780,639	—	—	—	—	—	—	2,780,639
Currency translation adjustment	—	—	—	—	—	—	138,800	—	—	138,800
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,743)	(1,743)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(9,057,163)	—	(9,057,163)
Balance, December 31, 2021	4,095,029	$40,950	$31,985,880	56,513	$—	$(130,267)	$183,900	$(27,208,186)	$161,439	$5,033,716
Exercise of warrants to common stock	490,490	4,905	3,378,857	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	13,964	140	94,976	—	—	—	—	—	—	95,116
Issuance of common stock	210,836	2,108	1,021,537	—	—	—	—	—	—	1,023,645
Issuance of warrants	—	—	667,290	—	—	—	—	—	—	667,290
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	43,983	440	(51,420)	—	—	—	—	—	—	(50,980)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	111,720	—	—	—	111,720
Stock-based compensation	—	—	2,399,063	—	—	—	—	—	—	2,399,063
Currency translation adjustment	—	—	—	—	—	—	53,352	—	—	53,352
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(12,091,540)	—	(12,091,540)
Balance, December 31, 2022	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(12,091,540)	$(9,057,163)
Net loss attributable to noncontrolling interest	—	(1,743)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	760,497	573,755
Stock-based compensation	2,399,063	2,780,639
Change in fair value of warrant liability	(113,125)	86,944
Repayment of shareholder loans through in-kind services	111,720	261,794
Impairment of digital assets	27,934	—
Non-cash interest expense	16,458	12,252
Non-cash lease expense	266,086	—
Changes in assets and liabilities:
Accounts receivable (includes unbilled receivables activity of $281 and $109,194 as of December 31, 2022 and 2021, respectively)	269,911	(1,137,433)
Related party receivables	(17,798)	857
Prepaid expenses and other current assets	373,760	(537,607)
Other assets	178,140	19,816
Accounts payable	630,492	(73,565)
Accrued expenses	40,290	250,329
Related party payables	20,403	(195,532)
Deferred revenue	1,308,247	34,328
Income tax payable	21,076	—
Operating lease liabilities	(258,892)	—
Customer deposit liabilities	(280,108)	280,108
Net cash flows from operating activities	(6,337,386)	(6,702,221)

Cash flows from investing activities:
Purchases of property and equipment	(30,842)	(34,217)
Capitalized internally developed software costs	(776,055)	(482,219)
Acquisition of Pixelpin intangible asset	13,362	(90,621)
Purchase of digital assets	(30,000)	—
Patent application costs	(174,655)	(161,296)
Net cash flows from investing activities	(998,190)	(768,353)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	983,195	7,633,045
Proceeds from issuance of common stock warrants	667,290	1,129,535
Proceeds from exercise of warrants to common stock	3,383,762	150
Proceeds from exercise of options to common stock	95,116	—
Proceeds from loan from Maltese government	61,361	844,006
Repayment of debt	—	(344,219)
Proceeds from repayment of shareholder loan	—	75,000
Principal payments on financial liability	(89,530)	—
Net cash flows from financing activities	$5,101,194	$9,337,517
Effect of foreign currency translation on cash	13,181	138,800
Net change in cash and cash equivalents	(2,221,201)	2,005,743
Cash and cash equivalents, beginning of year	3,475,695	1,469,952
Cash and cash equivalents, end of year	$1,254,494	$3,475,695

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8	$30,215

Non-cash transactions:
Property and equipment acquired under financial liability	$297,150	$—
Operating lease right-of-use assets established upon adoption of ASC 842	$322,559	$—
Operating lease liabilities established upon adoption of ASC 842	$302,573	$—
Adjustment to operating lease right-of-use assets related to renewed leases	$259,292	$—
Adjustment to operating lease operating lease liabilities related to renewed leases	$236,521	$—
Prepaid rent expense reclassified upon adoption of ASC 842	$42,756	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies and Going Concern

Description of Business — T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, “us”, “our” or the “Company”) develops and markets identity authentication software solutions for enterprise and government partners and peer-to-peer markets.

Trust Stamp develops proprietary artificial intelligence-powered solutions, researching and leveraging biometric science, cryptography, and data mining, to deliver insightful identity and trust predictions that identify and defend against fraudulent identity attacks, protect sensitive user information, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge-computing, and neural networks to process and protect data faster and more effectively than has ever previously been possible, to deliver results at a disruptively low cost for usage across multiple industries, including:

●	Banking/FinTech
●	KYC/AML Compliance
●	Humanitarian and Development Services
●	Government and Law Enforcement, including Alternative to Detention programs
●	Cryptocurrency and Digital Assets
●	Biometrically Secured Email and Digital Communications
●	P2P Transactions, Social Media, and Sharing Economy
●	Real Estate, Travel and Healthcare

Reverse Split — On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every (5) outstanding shares of Class A Common Stock will be combined and become one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amount in these consolidated financial statements have been retroactively restated to reflect the stock split. The stock split was effective for trading on the market opening of both Nasdaq on March 23, 2023.

Regulation D Common Stock Offering — On March 12, 2021, the Company launched a Regulation D offering of its Class A Common Stock to accredited investors for $5.00 million or 326,797 shares. The raise was marketed to the Company’s existing investor email list as well as new investors with an initial minimum investment of $25 thousand and a share price of $15.30 per share. The initial tranche of the round closed on April 5, 2021, with $3.92 million of reserved investment with the contracted sale of 255,965 shares of Class A Common Stock. After the initial phase, on April 6, 2021, the Company then offered up to $700 thousand or 36,458 additional shares, again only to accredited investors, with a $5 thousand minimum investment and a share price of $19.20 per share. The second tranche of the round closed on June 4, 2021, with $82 thousand of reserved investment with the contracted sale of 4,280 shares of Class A Common Stock. The Company incurred offering costs of $62 thousand from this offering that were recorded as a reduction of the gross proceeds.

Regulation CF, D, and S Common Stock and Warrant Offering — On August 25, 2021, the Company launched concurrent offerings under Regulation Crowdfunding (“Regulation CF”), Regulation D and Regulation S. The Company initially sought to raise up to $5.00 million in the aggregate between the three offerings through the sale of units but had the discretion to accept up to $5.00 million in each offering. Each unit consists of 1 share of the Company’s Class A Common Stock, par value $0.01 per share, and 1 warrant to purchase 1 share of Class A Common Stock of the Company in a future registered or exempt offering of the Company (i.e. a Regulation CF, Regulation D, or Regulation S Warrant, as applicable). The minimum target amount under the Regulation CF offering was $100 thousand, which the Company achieved.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2021, we closed the Regulation CF offering, having received binding commitments for 250,000 units at $20.00 per unit for a total of $5,000,000 In gross proceeds. We continued to hold closings on investments from investors who subscribed prior to November 19, 2021. As of December 31, 2021, the Company received $4,353,480 in gross proceeds from the issuance of 217,674 Regulation CF Units to investors. The Company received an additional $198,420 in gross proceeds from the issuance of 9,921 Regulation CF Units to investors during the year ended December 31, 2022. On August 25, 2022, we refunded $5,000 in Regulation CF Units to two investors. We raised a final total of $4,546,900 in gross proceeds from the issuance of 227,345 Regulation CF units to investors in this offering as of December 31, 2022. The Company incurred offering costs of $48 thousand from this offering that were recorded as a reduction of the gross proceeds.

On January 7, 2022, we closed the public portion of the Regulation D offering and conducted an additional close on February 2, 2022. As of December 31, 2021, the Company received $858,956 in gross proceeds from the issuance of 42,948 Regulation D Units to investors. The Company received an additional $105,000 in gross proceeds from the issuance of 5,250 Regulation D Units to investors during the year ended December 31, 2022. We raised a final total of $963,956 in gross proceeds from the issuance of 48,198 Regulation D units to investors in this offering as of December 31, 2022.

On January 7, 2022, we closed the Regulation S offering. We raised a final total of $224,416 in gross proceeds from the issuance of 11,221 Regulation S units to investors in this offering. As of December 31, 2021, the Company received $219,416 in gross proceeds from the issuance of 10,971 Regulation S Units to investors. The Company received an additional $5,000 in gross proceeds from the issuance of 250 Regulation D Units to investors during the year ended December 31, 2022.

Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the year ended December 31, 2022, of $12.09 million, negative operating cash outflows of $6.34 million for the same period, and an accumulated deficit of $39.30 million as of December 31, 2022.

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

Basis of Presentation — The accompanying financial statements have been prepared in conformity with US Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Basis of Consolidation and Presentation — The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower Artificial Intelligence Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, and Trust Stamp Denmark ApS. All significant intercompany transactions and accounts have been eliminated.

Trust Stamp Cayman was established with the intention of taking advantage of enterprise grants which were offered by the Cayman National Government’s Enterprise Zone. No operations were established. On October 5, 2022, the Company received the Certificate of Strike Off from the Cayman Registrar of Companies, which represents the completion of administratively dissolving Trust Stamp Cayman. The dissolution was effective December 30, 2022.

Further, we continue to consolidate TStamp Incentive Holdings “TSIH” which we consider to be a variable interest entity.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Shares of Common Stock to TSIH that the Board can use for employee stock awards in the future and was recorded initially as treasury stock. On January 8, 2021, 206,667 shares were transferred to various employees as a stock award that was earned and outstanding on December 8, 2020, upon the Company being listed on a public market. The remaining 56,513 shares are earmarked for future employee RSU bonuses and recorded to treasury stock as of December 31, 2022.

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

Use of Estimates — The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates that include, but are not limited to, percentage of completion related to revenue contracts that are not fully complete at the end of a fiscal quarter, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the recoverability of goodwill, stock-based compensation including the determination of the fair value of our common stock, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, and warrant liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Impacts of COVID-19 — The World Health Organization declared in March 2020 that the outbreak of the novel coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide, beginning in January 2020. The Company assessed the impacts of the coronavirus pandemic on its various accounting estimates and significant judgments, including those that require consideration of forecasted financial information in the context of the unknown future impacts of COVID-19, using information that is reasonably available at this time. The accounting estimates and other matters assessed included but were not limited to, capitalized internal-use software, the recoverability of goodwill, long-lived assets and investments recorded at cost, useful lives associated with intangible assets and capitalized internal-use software, and the valuation and assumptions underlying stock-based compensation and warrant liabilities. Based on the Company’s current assessment of these estimates, there was not a material impact to the consolidated financial statements as of and for the twelve months ended December 31, 2022.

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

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2022 and 2021, the Company had $71 thousand and $2.25 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three customers represented 96% or 37%, 33%, and 26% of the balance of total accounts receivable as of December 31, 2022 three customers represented 92% or 51%, 31%, and 10% of the balance of total accounts receivable as of December 31, 2021. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of December 31, 2022 and 2021, the Company had not experienced any significant losses on its accounts receivable.

During the year ended December 31, 2022, the Company sold to primarily three customers which made up approximately 93.60% of total Net revenue, and consisted of 61.01%, 18.36%, and 14.23% from ICE, an S&P 500 Bank, and Mastercard, respectively.

Additionally, during the year ended December 31, 2021, the Company sold to primarily three customers which made up approximately 91.97% of total Net revenue, and consisted of 45.69%, 29.25%, and 17.03% from ICE, an S&P 500 Bank, and Mastercard, respectively.

The loss of, or substantial reduction, in statements of work from the Company’s major customers, could have a material effect on the consolidated financial statements. On August 17, 2022, Trust Stamp received notification from ICE that it was terminating the ICE Contract for convenience effective immediately.

Foreign Currencies — The functional currencies of the Company’s foreign subsidiaries are the local currencies. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate method at the consolidated balance sheet date. The Company’s other comprehensive (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries. Income and expenses are translated at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income or other expense in the consolidated statements of operations.

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

As of December 31, 2022 and 2021, accounts receivable includes unbilled receivables of $109 thousand, respectively.

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

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include property and equipment, capitalized internal-use software, right of use assets and intangible assets subject to amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of December 31, 2022 and 2021, no long-lived assets with finite lives were impaired.

Goodwill — Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the year ended December 31, 2022, and 2021.

Digital Asset — Digital assets are currently accounted for intangible assets with indefinite useful lives in accordance with ASC 350, Intangibles—Goodwill and Other. Initially, the Company accounts for digital assets by recording them at cost. Digits assets are not amortized but subsequently remeasured for any impairment losses that may have occurred since acquisition. On a quarterly basis, the Company determines the fair value of the digital asset in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange where the Company purchased the digital asset (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital asset is impaired. Should the Company conclude that it is more likely than not that the recorded digital asset value is impaired, the Company will perform the impairment test. Digital asset impairment exists when the carrying value exceeds the digital asset’s fair value. Significant judgment is applied in assessing the digital asset for impairment, and subsequent reversal of impairment losses is not permitted. During the year ended December 31, 2022, we recorded $28 thousand of impairment losses on such digital assets. The digital assets are immaterial as of December 31, 2022.

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

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Services Provided — Cost of services generally consists of the cost of hosting fees, materials, and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services.

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

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $217 thousand and $135 thousand for the years ended December 31, 2022 and 2021, respectively.

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

We continue to record a full valuation allowance on all deferred tax assets given our continued history of operating losses and have an effective tax rate of 0% for both the years ended December 31, 2022 and 2021. Management has evaluated all other tax positions that

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could have a significant effect on the consolidated financial statements and determined the Company had no uncertain income tax positions as of December 31, 2022 and 2021, respectively.

Leases — The Company determines if a contract is a lease or contains a lease at the inception of the contract in accordance with ASC 842. All leases are assessed for classification as an operating lease or a finance lease. The lease term begins on the commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. The lease may include options to extend or terminate the lease. When it is reasonably certain that the option will be exercised, the Company reassess our conclusions to account for the modified contract.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset during a lease term and are included in non-current assets on our consolidated balance sheet. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are divided into two classifications on our consolidated balance sheet as a current liability, short-term operating lease liabilities, and a non-current liability, long-term operating lease liabilities. The Company does not have any finance lease right-of-use assets or finance lease liabilities.

The Company’s operating lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. The interest rate implicit in the lease is not readily determinable, therefore, the Company uses an estimated incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s right-of-use assets are also recognized at the applicable lease commencement date. The right-of-use asset equals the carrying amount of the related operating lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable right-of-use asset or operating lease liability.

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods if a triggering event occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

Some lease contracts include lease and non-lease components. Trust Stamp elected the practical expedient offered by ASC 842 to not separate the lease components from non-lease components. As a result, the Company accounts for leases as a single lease component.

In addition, the Company elected not to recognize right-of-use assets and operating lease liabilities for leases term of twelve months or less. The short-term lease expenses are recognized on a straight-line basis over the lease term.

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

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements Not Yet Adopted — In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncement — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 842”). The standard requires all leases with lease terms over twelve months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either financial or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. The guidance is effective for reporting periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022.

The Company adopted ASC 842 as of January 1, 2022 using the optional modified retrospective transition method. As a result, we will not adjust the comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the adoption date. Accordingly, the results for the year ended December 31, 2021 continue to be reported under the accounting guidance, ASC Topic 840, Leases (“ASC 840”), in effect for that period.

The Company elected to use the package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. In addition, the Company made an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet.

The adoption of ASC 842 had a material impact on the consolidated balance sheet as of January 1, 2022, and resulted in the recognition of $302 thousand of operating lease liabilities and $323 thousand of right-of-use (“ROU”) assets for those leases classified as operating leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows. See Note 14 of the consolidated financial statements for additional details.

In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. The amendments in this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company adopted this standard as of January 1, 2022, and the guidance did not have a material impact on its consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers. This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of and after a business combination. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The Company adopted this standard as of January 1, 2022, and the guidance did not have a material impact on its consolidated financial statements or related disclosures.

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

In addition to the acquisition, the Company experienced continued growth in its robust intellectual property portfolio adding a total of $175 thousand in patent investments with nine (9) new patent issuances and thirteen (13) new patent filings during the year ended December 31, 2022.

3.    Borrowings

Non-Convertible Promissory Notes Payable

	As of December 31,
	2022	2021
Malta loan receipt 3 – June 3, 2022	$62,365	$—
Malta loan receipt 2 – August 10, 2021	303,778	322,190
Malta loan receipt 1 – February 9, 2021	491,996	521,816
Interest added to principal	11,551	—
Total principal outstanding	869,690	844,006
Plus accrued interest	16,775	12,252
Total promissory notes payable	$886,465	$856,258

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2021 the Company had received $796 thousand recorded to non-convertible notes payable. As of December 31, 2022, the balance received was $858 thousand which includes changes in foreign currency rates and one additional loan receipt of $62 thousand received during the year ended December 31, 2022.

The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative one percent, the interest rate shall be fixed at one percent. The Company will repay a minimum of 10%  of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 22, 2020, the Company entered a promissory note for $350,000 with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345,000. Mark Birschbach, a director of the Company is the Managing Director of SCV. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable was due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement and was repaid on time. The note accrued interest at a rate of 8% per annum, compounded monthly. The outstanding principal of $350 thousand and interest of $29 thousand was paid off on April 22, 2021.

Concurrently with the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase shares of Class A Common Stock of the Company with SCV. Pursuant to the warrant agreement, the Company issued SCV a warrant to purchase 15,000 shares at a strike price of $0.01 per share through April 22, 2021. At the expiration of the warrant agreement the warrants will be automatically exercised if the fair market value of the exercise shares exceeds the exercise price. If at any time during the term the fair market value of the exercise shares exceeds five times the exercise price, the Company shall provide SCV written notice and SCV may elect to exercise the warrant. If at any time during the term of the warrant agreement any portion of the shares of Class A Common Stock are converted to other securities, the warrants shall become immediately exercisable for that number of shares of the other securities that would have been received if the warrant agreement had been exercised in full prior to the conversion and the exercise price shall be adjusted. These warrants were exercised on April 22, 2021 at $0.01 per share.

4.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability-classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2021 to December 31, 2022:

Warrants ($)
Balance as of January 1, 2021	$287,750
Additional warrants issued	—
Change in fair value	86,944
Balance as of December 31, 2021	$374,694
Additional warrants issued	—
Change in fair value	(113,125)
Balance as of December 31, 2022	$261,569

As of December 31, 2022, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of December 31, 2022.

On December 16, 2016, the Company issued an investor warrant to purchase $50 thousand worth of shares of our Class A Shares of Common Stock. The warrants have no vesting period and expires on December 16, 2026. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, defining the determination date. The number of shares to be purchased is settled as 6,418 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of December 31, 2022, the warrant liability is recorded at $12 thousand which is an $113 thousand decrease, recorded to change in fair value of warrant liability, from the balance of $125 thousand as of December 31, 2021.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to calculate the fair value of warrants liabilities during the year ended December 31, 2022:

Fair Value of Warrants	$1.80 – 13.10
Exercise price	$1.00 – 1.05
Risk free interest rate	2.09 - 4.05%
Expected dividend yield	—%
Expected volatility	53.22 - 104.50%
Expected term	1-3	years

Equity Classified Warrants

	As of December 31,
Warrant Issuance Date	Strike Price	2022	2021
September 30, 2016	$0.8320	—	80,128
November 9, 2016	$3.1200	80,128	80,128
January 23, 2020	$8.0000	186,442	186,442
January 23, 2020	$8.0000	524,599	932,111
August – December 2021	$20.0000	268,743	271,593
January – February 2022	$20.0000	15,171	—
September 14, 2022	$8.8500	390,000	—
Total warrants outstanding		1,465,083	1,550,402

On September 30, 2016, the Company issued REach®, a related party, a warrant to purchase 80,128 shares of Class A Shares of Common Stock with an exercise price of $0.8320 per share. There is no vesting period, and the warrant expires on September 30, 2026. The fair value of the warrant was estimated on the date of grant using the Black-Scholes-Merton model.

On December 21, 2021, REach® executed a Notice of Exercise for its warrants to purchase 80,128 shares of Class A Common Stock at an exercise price of $0.8320 per share. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $67 thousand to the Company for the warrant exercise.

The Company has issued a customer a warrant to purchase 80,128 shares of Class A Shares of Common Stock with an exercise price of $3.1200 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrant. The fair value of the warrant issued in connection with the customer contract was determined to be $2.30 per share and had a fair value of $183 thousand which was recorded as a deferred contract acquisition asset and to additional paid-in capital during the year ended December 31, 2016 and which was amortized as a revenue discount in the periods prior to those presented. The fair value of the warrant issued is recorded as a revenue discount as it is considered a sales incentive.

These warrants remain outstanding as of December 31, 2022.

In January 2020, the Company issued REach®, a related party, a warrant to purchase 186,442 shares of the Company’s Class A Shares of Common Stock at an exercise of $8.0000 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with a value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

These warrants remain outstanding as of December 31, 2022.

In January 2020, the Company issued SCV, a related party, a warrant to purchase 932,111 shares of the Company’s Class A Common Stock at a strike price of $8.0000 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well as providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 407,512 shares of Class A Common Stock at an exercise price of $8.0000 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.

The warrants to purchase the remaining 524,599 shares of the Company’s Class A Shares of Common Stock remain outstanding as of December 31, 2022.

The Company issued 271,593 warrants from August 2021 to December 2021 and 15,421 warrants from January 2022 to February 2022 related to the Regulation CF, D, and S common stock and warrant offering. These warrants became exercisable on January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering. On August 25, 2022, we refunded $5,000 in Regulation CF Units to two investors resulting in the cancellation of 250 warrants.

During the year ended December 31, 2022, investors exercised 2,850 warrants at an exercise price of $20.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises. The warrants to purchase the remaining 283,914 shares of the Company’s Class A Shares of Common Stock remain outstanding as of December 31, 2022.

On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to the Armistice Capital Master Fund Ltd. in a private placement 195,000 shares of Class A Common Stock of the Company and warrants to purchase 390,000 shares of Class A Common Stock of the Company for a total purchase price of $1,511,250. The Company incurred offering costs of $90,675 from this transaction that were recorded as a reduction of the gross proceeds.

The warrants also allow for a “cashless exercise” if, at any time after the six (6) month anniversary of the issue date of the warrants there is no effective registration statement registering the resale of the Class A Common Stock issuable pursuant to the warrants. In such a case, then warrants may also be exercised, in whole or in part, by means of a cashless exercise in which the Selling Stockholder will be entitled to receive a number of shares of Class A Common Stock as described in the warrants. Trust Stamp filed the registration statement on September 30, 2022 and received the notice of effectiveness on January 26, 2023.

The 390,000 warrants have an exercise price of $8.85 and may be exercised at any time by the Selling Stockholder starting on the issuance date, September 14, 2022, until the five year and six-month anniversary thereafter.

These warrants remain outstanding as of December 31, 2022.

5.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Prepaid operating expenses	$225,756	$319,996
Rent deposit	55,981	100,425
VAT receivable associated with SAIT	71,742	68,798
Prepaid sponsorship	—	100,000
Tax credit receivable (short-term)	218,239	75,106
Miscellaneous receivable	8,368	332,277
Prepaid expenses and other current assets	$580,086	$996,602

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized internal-use software, net

Capitalized internal-use software, net as of December 31, 2022 and 2021 consisted of the following:

		As of December 31,
	Useful Lives	2022	2021
Internally developed software	5 years	$3,314,450	$2,538,395
Less accumulated amortization		(1,895,778)	(1,378,351)
Capitalized internal-use software, net		$1,418,672	$1,160,044

Amortization expense is recognized on a straight-line basis and for the years ended December 31, 2022 and 2021 totaled $517 thousand and $454 thousand, respectively.

Property and equipment, net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following:

		As of December 31,
	Useful Lives	2022	2021
Computer equipment	3-4 years	$148,832	$125,139
Furniture and fixtures	10 years	27,220	28,870
Phone equipment	2.5 years	297,150	—
Property and equipment, gross		473,202	154,009
Less accumulated depreciation		(172,538)	(42,241)
Property and equipment, net		$300,664	$111,768

Depreciation expense is recognized on a straight-line basis and for the years ended December 31, 2022 and 2021 totaled $136 thousand and $50 thousand, respectively.

Other assets

Other assets as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Digital assets	$2,066	—
Tax credit receivable (long-term)	—	$178,140
Other assets	$2,066	$178,140

Accrued expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Compensation payable	$171,851	$597,849
Commission liability	58,771	—
Accrued employee taxes	591,992	349,256
Accrued mobile expenses	177,099	—
Other accrued expenses	100,111	112,427
Accrued expenses	$1,099,824	$1,059,532

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

Intangible assets as of December 31, 2022 and 2021 consisted of the following:

		As of December 31,
	Useful Lives	2022	2021
Patent application costs	3 years	$382,285	$207,630
Trade name and trademarks	3 years	68,356	86,999
Intangible assets, gross		450,641	294,629
Less: Accumulated amortization		(198,955)	(92,822)
Intangible assets, net		$251,686	$201,807

Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the years ended December 31, 2022 and 2021 totaled $107 thousand and $70 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2023	$140,434
2024	80,940
2025	30,312
Total future amortization expense of intangible assets	$251,686

7.    Revenue Recognition

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of December 31, 2022 and 2021 the Company does not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the years ended
	December, 31
	2022	2021
Professional services (over time)	$4,415,512	$3,477,896
Termination expense reimbursement (point in time)	719,565	—
License fees (over time)	250,000	200,000
Total net revenue	$5,385,077	$3,677,896

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes

Net loss before taxes consisted of the following:

	For the years ended December 31
	2022	2021
U.S.	$(7,911,970)	$(4,808,983)
Non-U.S.	(4,158,494)	(4,249,923)
Net loss before taxes	$(12,070,464)	$(9,058,906)

The components of income tax expense are as follows:

	For the years ended December 31,
	2022	2021
Current:
U.S. Federal	$—	$—
U.S. State	5,166	—
Non-U.S.	15,910
	$21,076	$—
Deferred:
U.S. Federal	$—	$—
U.S. State	—	—
Non-U.S.	—	—
	$—	$—
	—
Total income tax expense	$21,076	$—

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following:

	For the years ended December 31,
	2022	2021
Expected tax provision (benefit) at U.S. federal statutory rate	$(2,534,797)	$(1,902,004)
State income taxes, net of federal benefit	4,081	1,560
Foreign tax rate differential	(494,278)	(475,504)
Change in valuation allowance	3,146,272	2,096,141
Prior year deferred tax adjustments	—	(1,083)
Other	(99,938)	280,890
Total provision (benefit) for income taxes	$21,340	$—

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2022	2021
Deferred Tax Assets:
Net operating losses	$7,082,125	$4,975,559
Section 174	463,749	—
Tax credits	335,060	176,975
Equity compensation	1,660,684	1,193,450
Lease liability	12,292	—
Other - accruals	4,937	104,807
Other	14,634	11,528
Total Deferred Tax Assets	9,573,481	6,462,319
Deferred Tax Liabilities:
Capitalized internal-use software, net	(198,051)	(245,453)
Right-of-use asset	(12,082)	—
Total Deferred Tax Liabilities	(210,133)	(245,453)
Net Deferred Tax Assets	9,363,348	6,216,866
Valuation allowance	(9,363,348)	(6,216,866)
Deferred Tax Assets, Net	$—	$—

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Company’s cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2022 and 2021, the net increase in the total valuation allowance was $3,146,272 and $2,096,141, respectively, and management has determined that based on all available evidence, a valuation allowance of $9,363,348 and $6,216,866 is appropriate at December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had Federal net operating loss carrying forwards of $18,103,710. Net operating losses generated for years ending December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $17,529,659 and have an indefinite life. At December 31, 2022, the Company had state net operating loss carry forwards of $4,341,312. State net operating losses generated for years ending December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $3,767,261 and have an indefinite life. At December 31, 2022, the Company had foreign net operating loss carry forwards of $8,712,636 with an indefinite carry forward period. Foreign net operating losses of $601,091 will begin to expire in 2026.

Included in the balance of unrecognized tax benefit as of December 31, 2022 and December 31, 2021, are $83,765 and $44,244 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2022, and $0 of penalty, and in total, as of December 31, 2022 has recognized $0 of interest and penalty.

The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2022 the Company’s tax returns for 2019, 2020, and 2021 are subject to full examination by the tax authorities. As of December 31, 2022, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2019, except to the extent of NOLs generated in prior years claimed on a tax return.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	For the years ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(12,091,540)	$(9,057,163)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	4,732,774	3,767,472

Net loss per share attributable to common stockholders	$(2.55)	$(2.40)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	For the years ended December 31,
	2022	2021
Options, RSUs, and grants	744,373	555,581
Warrants	1,676,118	1,729,093
Total dilutive securities	2,420,491	2,284,674

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

During the years ended December 31, 2022 and 2021, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the years ended December 31, 2022, and 2021 included grants totaling, $49 thousand and $141 thousand, respectively, options totaling $0 and $114, respectively, and RSUs totaling $190 thousand and $297 thousand, respectively.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to issuing stock awards to advisory board members and other external advisors, during the years ended December 31, 2022, and 2021, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the years ended December 31, 2022, and 2021 included grants totaling, $307 thousand and $369 thousand, respectively, options totaling $57 thousand and $500 thousand, respectively, and RSUs totaling $1.80 million and $1.47 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2021	346,806	$6.30	3.21	$527,450
Options granted	52,347	7.55
Options exercised	—	—
Options canceled and forfeited	(4,151)	3.85
Balance as of December 31, 2021	395,002	6.40	2.42	5,365,737
Options granted	7,443	3.20
Options exercised	(15,121)	6.30
Options canceled and forfeited	(215)	4.40
Balance as of December 31, 2022	387,109	6.40	1.45	0
Options vested and exercisable as of December 31, 2022	387,109	$6.40	1.45	$0

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2022 and 2021 is $0.

The weighted average grant-date fair value of options granted during the years ended December 31, 2022, and 2021 was $7.65 and $ 9.55 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2022 and 2021 was $57 thousand and $500 thousand, respectively.

As of December 31, 2022, the Company had 387,109 stock options outstanding of which all are fully vested options. As of December 31, 2022, the Company had 64,699 common stock grants outstanding of which 57,197 were vested but not issued and 7,502 were not yet vested. All granted and outstanding common stock grants will fully vest by August 31, 2023. The Company had unrecognized stock-based compensation related to common stock grants of $23 thousand as of December 31, 2022. As of December 31, 2022, the Company had 292,565 RSUs outstanding of which 44,234 were vested but not issued and 248,331 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2024. The Company had unrecognized stock-based compensation related to RSUs of $176 thousand as of December 31, 2022.

A summary of outstanding RSU activity is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2021	—
Granted	126,900
Vested (issued)	—
Forfeited	—
Balance as of December 31, 2021	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2022:

Fair value of Class A Shares of Common Stock	$3.05 – 22.90
Exercise price	$3.10 – 3.75
Risk free interest rate	1.25 - 4.38%
Expected dividend yield	0%
Expected volatility	52.80 – 104.50%
Expected term	3 Years

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	For the years ended December 31,
	2022	2021
Cost of services provided	$21,721	$160,504
Research and development expense	292,084	493,336
Selling, general, and administrative	2,085,258	2,126,799
Total stock-based compensation expense	$2,399,063	$2,780,639

11.    Stockholders’ Equity

Common Stock — At December 31, 2022, the Company was authorized to issue 52,000,000 shares, consisting of (a) 50,000,000 shares of common stock and (b) 2,000,000 shares of preferred stock. Shares of common stock are designated as Class A Shares or Class B Shares.

The Class A Shares and Class B Shares are identical in all respects except as stated below. The holders of Class A Shares are entitled to one vote for each Class A Share held at all meetings of stockholders. Except as required by applicable law, the holders of Class B Shares shall have no voting rights with respect to such shares; provided, that the holders of Class B shares shall be entitled to vote (one vote for each Class B Share held) to the same extent that the holders of Class A Shares would be entitled to vote on matters as to which non-voting equity interests are permitted to vote. There were no Class B Shares issued and outstanding as of December 31, 2022 and 2021.

Series A Convertible Preferred Stock — The Company is authorized to issue preferred stock, which was designated as Series A Preferred Stock.

Significant rights and preferences of the above redeemable convertible preferred stock prior to its conversion into Class A common stock were as follows:

Liquidation Preference — The holders of Series A Preferred Stock have liquidation preference over the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or any Deemed Liquidation Event as defined by the Amended and Restated Certificate of Incorporation.

Voting — The holders of Series A Preferred Stock are entitled to a number of votes equal to the number of whole shares of common stock into which the share of Series A Preferred Stock is convertible as of the record date.

Conversion — The Series A Preferred Stock is convertible into common stock at the option of the holder by dividing the original issue price of the Series A Preferred Stock by the Conversion Price for the common stock as defined by the Amended and Restated Certificate of Incorporation. The Series A Preferred Stock is also subject to a mandatory conversion upon either (1) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, or (2) the date and time, or the occurrence of an event, specified by a vote of the majority holders of Series A Preferred Stock. Clause (1) was triggered during the year ended December 31, 2020 causing all shares of Series A Preferred Stock to convert into Class A Shares of Common Stock.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 8, 2020, the Company and a majority of the Series A Preferred Stockholders voted to convert all Series A Preferred Stock to shares of Class A Common Stock, and it was effected on that date. There was no Series A Preferred Stock issued and outstanding as of December 31, 2022 and 2021.

Dividends — The Company may declare dividends that would be pro rata on the common stock and Series A Preferred Stock on a pari passu basis according to the number of shares of common stock held by the holders or the number of shares of common stock issuable upon conversion of the Series A Preferred Stock.

12.    Related Party Transactions

Related party payables of $273 thousand and $253 thousand as of December 31, 2022 and 2021, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the years ended December 31, 2022 and 2021, totaled approximately $935 thousand and $1.08 million, respectively.

A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $138 thousand and $32 thousand during the years ended December 31, 2022 and 2021, respectively. Amounts payable as of December 31, 2022 and 2021 were $0.

The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 281,648 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $ 6.00 per share. The options have no vesting period and will expire in 24 months after the date of issuance. The loan will be repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020. As of December 31, 2022 and 2021, the shareholder loan balances were $19 thousand and $130 thousand, respectively.

On August 16, 2017, the Company entered into three shareholder loan agreements with three related parties for $75 thousand each, at an interest rate abated to the Applicable Federal Rate in August 2017 of ninety-six basis points. The loans were issued in exchange for 35,256 shares each and are payable to Company on the earlier of three years from the date of the Agreement, or within ninety (90) days upon liquidation of the loan’s underlying security. On July 28, 2020 and August 16, 2021, the Company extended the shareholder loans maturity date of these loans by one year on each date for a total extension of two years from the original maturity date. On November 18, 2021, one shareholder repaid the loan in full, and the Company’s Board resolved to forgive the other two loans in full as a bonus to the remaining two shareholders. As of December 31, 2022 and 2021 the shareholder loan balances were $0.

Mutual Channel Agreement

On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who is a current Director of the Company. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not paid Vital4Data, Inc. any commissions pursuant to this agreement to date.

13.    Malta Grant

During July 2020 the Company entered into an agreement with the Republic of Malta that would provide for a grant of up to €200 thousand or $251 thousand as reimbursement for operating expenses over the first twelve months following Trust Stamp Malta’s incorporation in the Republic of Malta. The Company must provide an initial capital amount of €50 thousand or $62 thousand, which is matched with a €50 thousand or $62 thousand grant. The remaining €150 thousand or $190 thousand are provided as reimbursement of operating expenses twelve months following incorporation.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company incurred $0 in expenses that are reimbursable under the grant. As of December 31, 2022, all amounts provided for under this grant were received.

On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. During the years ended December 31, 2022 and 2021, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of December 31, 2022, no amounts provided under this grant were received.

14.    Leases and Commitments

Operating Leases — As of January 1, 2022, the Company adopted Accounting Standards Codification Topic 842, or ASC 842, Leases, which requires recognition of right-of-use assets and operating lease liabilities on our consolidated balance sheet. Operating lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. The Company adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted. As a result, the Company is not required to adjust comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption, January 1, 2022. The Company elected the package of practical expedients which allows us not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for our leases, and to not recognize right-of-use assets and liabilities for short-term leases.

The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of December 31, 2022, there were no minimum lease commitments related to month-to-month lease arrangements.

Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use assets and lease liabilities. The Company’s leases have remaining terms of 1 to 4 years. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	December 31, 2022
Weighted average remaining lease term	1.85 years
Weighted average discount rate	5.0%

The most significant impact of the adoption of the standard was the recognition of right-of-use assets and lease liabilities for operating leases on our consolidated balance sheet. As of January 1, 2022, the Company had operating right-of-use assets of $323 thousand and operating lease liabilities of $303 thousand comprised of $162 thousand of current lease liabilities and $141 thousand of non-current lease liabilities. Upon adoption, the difference between the right-of-use asset and operating lease liability was due to prepaid rent of $20 thousand. Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet information related to leases as of December 31, 2022 was as follows:

December 31, 2022
Right-of-use assets
Operating lease right-of-use assets	$315,765

Operating lease liabilities
Short-term operating lease liabilities	$177,795
Long-term operating lease liabilities	102,407
Total operating lease liabilities	$280,202

Future maturities of ASC 842 lease liabilities as of December 31, 2022 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2023	$177,795	$7,930	$185,725
2024	67,882	3,027	70,909
2025	33,774	551	34,325
2026	751	—	751
Total future maturities	$280,202	$11,508	$291,710

Total lease expense, under ASC 842, was included in selling, general, and administrative expenses in our consolidated statement of operations for the year ended December 31, 2022 as follows:

Year Ended December 31, 2022
Operating lease expense – fixed payments	$276,562
Short term lease expense	90,159
Total lease expense	$366,721

Supplemental cash flows information related to leases was as follow:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$258,892

During the year ended December 31, 2022, the Company did not incur variable lease expense.

Disclosures related to periods prior to adoption of ASU 2016-02 — The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2022. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of December 31, 2021 are as follows:

Years Ending December 31,	Amount
2022	$370,493
2023	76,725
2024	66,427
2025	59,157
2026	4,669
Total future minimum lease obligations	$577,471

The rent expense for the years ended December 31, 2021 was approximately $594 thousand.

T STAMP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Liability Obligation — As of December 31, 2022, the Company’s financial liability totaled $208 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. The financial liability term is thirty months from the time each mobile hardware asset was acquired.

Future Financial Liability Obligations	Amount
2023	$118,860
2024	88,760
Total future financial liability obligations	$207,620

Financial Liability — Trust Stamp executed an agreement on September 24, 2021 with a telecommunications company for the right to purchase mobile hardware with a monthly service agreement. The mobile hardware is to be purchased at a predetermined price over a thirty-month period beginning after thirty days from the receipt and activation of the mobile hardware. Trust Stamp determined that the debt met the qualification of financial liability as it requires the payment of cash for the mobile hardware over the contractual period. The short-term financial liability is $119 thousand, and the long-term financial liability is $89 thousand as of December 31, 2022.

Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.

15.    Subsequent Events

On February 28, 2023, the Company received the Certificate of Termination from the State of Georgia, which represents the completion of administratively dissolving T Avatar LLC. As there were no operations established under the entity, there is a limited impact to Trust Stamp. The dissolution of T Avatar LLC was effective February 28, 2023.

On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of closing, the Company maintained approximately $286 thousand of its cash in deposit accounts with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that Silicon Valley Bank depositors will have access to all their money starting March 13, 2023. As of March 14, 2023, the Company had access to all its money held at Silicon Valley Bank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The required disclosure related to our previous change in auditor can be found in our Current Report on Form 8-K filed with the SEC on December 15, 2022. There have been no disagreements with accountants on accounting and financial disclosure.

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Controls Over Financial Reporting

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2022. As a result, the Company has not maintained effective internal controls over financial reporting as required for a public company. The resulting material weaknesses relate to insufficient management review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures. Additionally, it was concluded that we had inadequate controls over the management information systems related to program changes, segregation of duties, and access controls. As a result, it would be possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls. The failure to establish effective internal controls could result in improperly accounting for transactions accurately, reliability in compiling financial information, and could significantly impair our ability to prevent error and detect fraud.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above. As such, controls will be added to ensure precision of management’s review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures and controls will be added to ensure adequate controls over management information systems related to program changes, segregation of duties, and access controls.

It is our belief that these added controls will effectively remediate the existing material weakness.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we identified a material weakness in internal control related to certain corporate finance and accounting oversight functions residing over the detection of errors that were present within the Company’s calculation of stock-based awards as well as the financial reporting close process.

Remediation Efforts to Address Previous Material Weakness

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the calculation of stock-based awards and the financial reporting close process, as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on April 6, 2022 and December 22, 2022, respectively. Considering the material weakness, we performed the following remediation actions during the year ended December 31, 2022:

Remediations regarding calculations of stock-based awards:

●	Established multiple layers of reviews of equity awards calculations to ensure that the calculations match the terms in the award agreement and formulas are correct.
●	Monthly checks to ensure that any new award agreement has been accounted for appropriately in the calculations and equity reports, and that active agreements have been checked for expiration or changes in agreements terms.
●	Perform reconciliations between information in our equity workbook and the colonial report to ensure that issued shares and warrants are captured in our books. A list of all shareholders is reviewed and updated monthly to ensure that any new shareholder has been recorded and total number of outstanding shares in our workbook matches the one in from the colonial report. Any discrepancies are resolved before any entry can be posted in our financials.
●	Ensure that the equity closing process checklist has been followed and completed on a monthly basis. Our equity section has various monthly closing tasks and we use Favro to keep track of these tasks including when they have been completed and reviewed. Favro assist in showing which tasks have been completed, reviewed, and which one are still pending for completion and/or review.
●	The stock-based compensation entry is reviewed by the Finance Director before being posted in our financials.
●	Our equity workbook is consistently reviewed and improved for effectiveness by our Finance Director who has expertise in Equity related transactions and 2 accounting staff are also continuously trained to better understand this section and master all needed processes to update the equity workbook.

We consider our remediation efforts with respect to the material weakness identified during the fiscal year ended December 31, 2021 specifically related to stock based compensation to be complete as of December 31, 2022 because we believe the enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for our remediation of the material weakness described above and additional material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

				Approximate
			Date Appointed	hours per
			to	week for
			Current	part- time
Name	Position	Age	Position	employees
Executive Officers
Gareth Genner	Chief Executive Officer	63	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President	31	January 01, 2016	N/A (Full-Time)
Alex Valdes	Chief Financial Officer, & Board Secretary	33	August 29, 2016	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer	49	August 28, 2016	N/A (Full-Time)

Directors
Gareth Genner	Chief Executive Officer	63	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President	31	January 01, 2016	N/A (Full-Time)
Mark Birschbach*		46	August 20, 2018
Joshua Allen (1)	EVP	45	January 08, 2021	N/A (Full-Time)
William McClintock*		80	January 01, 2021
Kristin Stafford*		52	December 1, 2021
Berta Pappenheim*		43	December 1, 2021

Significant Employees
John Wesley Bridge	EVP	56	May 01, 2019	N/A (Full-Time)
Kinny Chan	Chief Commercial Officer	43	March 12, 2020	N/A (Full-Time)
Norman Hoon Thian Poh	Chief Science Officer	47	September 01, 2019	N/A (Full-Time)

*Independent Director

(1)Pursuant to an oral agreement entered into with FSH Capital as a pre-condition to their investment (and subsequently confirmed by resolution of the Board of Directors of the Company), FSH Capital has the right to nominate one (1) director of the Company. Joshua Allen has been nominated by FSH Capital.

Directors

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

Gareth Genner, Chief Executive Officer, Director

With over 20 years’ experience in founding, operational, and advisory capacities, Gareth provides Trust Stamp with technical, managerial, and visionary skills, as well as legal expertise. Gareth has successfully conceptualized, implemented, scaled, and exited multiple businesses including a cloud storage enterprise which was sold and an online educational platform which was acquired by a non-profit educational entity. Immediately prior to T Stamp Inc. Gareth served as full-time CEO of Edevate LLC, President of Pontifex University, as well as part-time Chancellor of Holy Spirit College. Gareth now serves as unpaid President of Pontifex University and Holy Spirit College which are merged and managed by a professional team. A British lawyer by training, Gareth holds a U.S. LLM in International Taxation & Financial Service Regulation.

Andrew Gowasack, President, Director

An economist by education, Andrew began his career in financial services sales and marketing. Although Trust Stamp is Andrew’s first start-up, he has immersed himself in the lean-start-up environment by completing multiple incubator programs, each of which provided a unique perspective and honed a distinct set of startup skills. Andrew is actively committed to ongoing learning, studying at world-class institutions. He completed Harvard Business School’s HBX CORe program and, through MIT Sloan School of Management, he has completed courses in design thinking and business innovation and application of blockchain technologies. Prior to joining Trust Stamp, Andrew worked at Ashford Advisers, a financial services company, where he worked as a Marketing Coordinator. As President, Andrew oversees business development and operations, and acts as Chief Product Evangelist.

Alex Valdes, Chief Financial Officer, Executive Vice President, Board Secretary

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

Andrew Scott Francis, Chief Technology Officer

Prior to joining Trust Stamp as CTO, Scott served for 9 years in the Program Management Office with Google. This role was very entrepreneurial in nature as he was tasked with helping oversee the creation and development of a global PMO team spread across multiple data centers across the US and Europe, essentially acting as a startup intrapreneur. Prior to Google, Scott served for 10 years in a number of startup companies in Atlanta, Austin, and Silicon Valley in software programming, management, and configuration management roles. As CTO, Scott oversees the Company’s software development team and programs, has responsibility for the Company’s hardware and software assets and plays a key role in working with the Company’s clients on all technical aspects of the relationship.

William McClintock, Chairman of the Board

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

Mark Birschbach, Independent Director

Mark is the Senior Vice President of Strategic Business, Innovation & Technology at the National Association of REALTORS. Mark and his team drive innovation in real estate and benefits to NAR members through strategic relationships with a broad range of business and technology players around the globe. Those strategic relationships drive significant non-dues revenue, return on investment, and cost savings to NAR members. Mark drives the success NAR’s tech investment portfolio through Second Century Ventures, the most active investor in real estate technology; the award-winning REACH technology accelerator, with operations in the US, Australia, Canada and the UK; Mark leads NAR’s strategy and innovation efforts through the creation of NAR’s Emerging Technology group, the Innovation, Opportunity, and Investment (iOi) Summit, NAR’s Strategic Think Tank, Big Tech Initiatives, and other strategic projects. Mark also leads NAR’s Realtor Benefits® Program, NAR’s top level domain businesses with realtor and real estate, NAR’s Products business, MVP program; manages NAR’s relationship with Move Inc., operator of Realtor.com.

Joshua Allen, EVP, Director

Josh acts as Trust Stamp’s EVP of Mergers and Acquisitions in addition to serving as a director, having spent over 20 years in private equity, venture capital, and non-profit management. He serves on the Board of Directors of several charitable and educational organizations. Josh has applied entrepreneurial models of operation to several US domestic and international non-profit organizations, transforming them into effective leaders in their respective spaces. Josh’s M&A transactional expertise is centered around financial services and technology.

Kristin Stafford, Independent Director

Kristin Stafford is a successful serial entrepreneur specializing in SaaS and enterprise platforms supporting global compliance and background screening. Kristin is the co-founder and CEO of Vital4, a global enterprise, cloud-based platform, which provides instant data screening to support compliance, background screening, due diligence and more, on a global scale. Kristin has served as CEO of Vital4 from its inception in February 2016, and still serves as its CEO as of the date of this this report.

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

Kristin has more than 20 years of experience in operations management, process architecture, and software development. She has organized and managed teams of over 100 employees and consultants and brings to the table a vast array of experience in facilitating the requirements of corporate clients in the development and implementation of operations systems management and software development. Before entering the international background screening space, she managed the financial operations of a large Atlanta-based financial services corporation, served as a senior consultant for Delta Technology and Northern Trust Bank, and held a management role within a start-up division of GE Capital.

In her off time, Kristin is usually found surrounded by family and friends or travelling with her three children, husband Scott, and her three fur babies Chubbs, Mable, and Dipper.

Berta Pappenheim, Independent Director

Berta Pappenheim is the CEO and co-founder of The CyberFish Company, an organizational psychology and industry-leading cybersecurity company that assesses and improves the cybersecurity incident response capabilities of its clients. Prior to co-founding The CyberFish in January 2018, Berta worked as an occupational psychologist, delivering competency-based assessment programs in the financial and professional services, natural resources, and manufacturing industries. From July 2012 to January 2017, Berta was the Managing Director of a cyber threat intelligence consulting firm, Tempest Security Intelligence, where she established and cultivated the firm’s first international office in the UK.

Berta holds a Masters in Social Sciences from the University of Linköping in Sweden and currently studies towards an MSc in Neuroscience at King’s College London.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Director Independence

We have listed our shares of Class A Common Stock on the Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s Board of Directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our Board of Directors currently consists of seven (7) members. Our Board of Directors has determined that Mark Birschbach, William McClintock, Kristin Stafford, and Ms. Berta Pappenheim qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Messrs. Genner, Gowasack, and Allen are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business, personal activities, and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations and in expectation of listing on Nasdaq, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure and Board’s Role in Risk Oversight

William McClintock is the Chairman of the Board. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole, through its committees has responsibility for the oversight of risk management.

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

Our Board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Item 1A. Risk Factors” of this annual report on Form 10-K. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full Board, which has responsibility for general oversight of risks.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and a Nominating and Corporate Governance Committee (the “The Nominating and Corporate Governance Committee”). The composition and function of each committee are described below.

Audit Committee

The Audit Committee has three members, including Mr. Birschbach, Mr. McClintock, and Ms. Stafford. Mr. Birschbach serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

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

Compensation Committee

The Compensation Committee has three members, including Mr. McClintock, Mr. Birschbach, and Ms. Pappenheim. Mr. McClintock serves as the chairman of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has three members, including Ms. Stafford, Mr. McClintock, and Mr. Birschbach. Mr. McClintock serves as the chairman of the Nominating and Corporate Governance Committee.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during

2021 or 2022. For a description of transactions between us and members of our Compensation Committee and affiliates of such members (if any), please see “Certain Relationships and Related Party Transactions”.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting.

Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation, as amended, contains provisions limiting the liability of directors to the fullest extent permitted by Delaware law and provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our Amended Certificate of Incorporation, as amended and Bylaws also provide our Board of Directors with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, each employment agreement entered into between the Company and its officers and/or directors contains certain indemnification provisions, which requires us to indemnify them in certain circumstances.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our Company pursuant to the foregoing provision, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth herein, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2021 and 2022.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2022 and 2021 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2022 and whose total compensation for the 2022 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

								Non-Qualified
							Non-Equity	Deferred
			Cash	Stock		Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Award		Awards	Compensation	Earnings	Compensation	Total
Gareth Genner,	2021	$250,470	$125,235	$62,618	(4)	$—	$—	$—	$—	$438,323
Chief Executive Officer (1)	2022	$325,000	$—	$—		$—	$—	$—	$—	$325,000

Andrew Gowasack, President (2)	2021	$250,470	$—	$125,235	(4)	$—	$—	$—	$—	$375,705
	2022	$262,994	$—	$—		$—	$—	$—	$—	$262,994

Kinny Chan,	2021	$228,000	$—	$927,255	(4)	$—	$—	$—	$—	$1,155,255
Chief Commercial Officer (3)	2022	$239,400	$—	$—		$—	$—	$—	$—	$239,400
(1)	Mr. Genner earned the compensation shown in the table above pursuant to the terms of his employment agreement, filed as Exhibit 10.2 to this report. Pursuant to Mr. Genner’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The cash bonus earned in 2021 was awarded to Mr. Genner in 2022. As of the date of this report, the Company’s Board of Directors has not yet determined the bonus amount that Mr. Genner is entitled for the year ended December 31, 2022. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(2)	Mr. Gowasack earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Gowasack’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2021 was awarded to Mr. Gowasack in 2022. As of the date of this report, the Company’s Board of Directors has not yet determined the bonus amount that Mr. Gowasack is entitled for the year ended December 31, 2022. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(3)	Mr. Chan earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Chan’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2021 was awarded to Mr. Chan in 2022. As of the date of this report, the Company’s Board of Directors has not yet determined the bonus amount that Mr. Chan is entitled for the year ended December 31, 2022. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company. Mr. Chan is a non- executive officer of the Company.
(4)	Represents the value of RSUs for Class A Common Stock that were granted in 2021 as compensation for services rendered. These RSUs became fully vested on January 2, 2023.

Director Compensation

For the fiscal year ended December 31, 2022 the Company paid our directors as a group $132 thousand for their services as directors. There are eight directors as of December 31, 2022.

Elements of Compensation

Base Salary

For the year ended December 31, 2022, Messrs. Genner, Gowasack, and Chan received a fixed base salary in an amount determined in accordance with their employment agreements with the Company. Factors influencing the salary of each of these individuals include:

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

Stock Awards

For the year ended December 31, 2022, we awarded 119,742 Restricted Stock Units to our named executive officers with 109,724 vesting on January 2, 2023 and 10,019 vesting on January 2, 2024. For the year ended December 31, 2021, we awarded 23,710 Restricted Stock Units to our named executive officers with all vesting on January 2, 2023.

Equity Incentive Plans

As of the date of this report, the Company does not have a formal equity incentive plan pursuant to which it can issue awards.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity incentive plan awards for each named executive officer and director as of December 31, 2022.

	Option Awards					Stock Awards
									Equity
			Equity					Equity	incentive
			incentive					incentive	plan awards:
			plan awards:				Market	plan awards:	Market or payout
	Number	Number	Number of			Number	value of	Number of	value of
	of securities	of securities	securities			of shares or	shares of	unearned shares,	unearned shares,
	underlying	underlying	underlying			units of	units of	units or other	units or other
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	rights that	rights that
	options (#)	options (#)	unearned	exercise	expiration	have not	have not	have not	have not
Name	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)
Gareth Genner	—	—	—	—	—	14,583	$35,072	—	—
Andrew Gowasack	—	—	—	—	—	29,167	$70,147	—	—
Mark Birschbach	—	—	—	—	—	—	$—	—	—
David Story	—	—	—	—	—	3,420	$8,225	—	—
Joshua Allen	—	—	—	—	—	9,632	$23,164	—	—
William McClintock	—	—	—	—	—	9,252	$22,251	—	—
Andrew Scott Francis	—	—	—	—	—	18,166	$43,689	—	—
Alexander Valdes	—	—	—	—	—	18,819	$45,260	—	—
Kristin Stafford	—	—	—	—	—	—	$—	—	—
Berta Pappenheim	—	—	—	—	—	—	$—	—	—
Kinny Chan	—	—	—	—	—	99,705	$239,790	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets out, as of March 30, 2023 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

	Amount
	and		Amount and
	nature of		nature of		Percent
	beneficial		beneficial		of
Name and Address of Beneficial Owner	ownership		acquirable		class (1)
Named Officers and Directors
Gareth Genner, Chief Executive Officer, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	159,405	(9)	14,583	(2)	3.28%
Andrew Gowasack, President, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	238,228		29,167	(2)	4.91%
Alexander Valdes, Chief Financial Officer, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	63,362	(10)	18,819	(2)	1.31%
Joshua Allen, Director, Level 1, Tagliaferro Business Centre, High Street, Sliema, SLM 1551, Malta	—		24,660	(2)(3)(6)	0.00%
Tracy Ming, Financial Controller, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	11,885		2,000	(2)	0.24%
William McClintock, Independent Non-Executive Director, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	13,716		18,504	(2)(7)	0.28%
Mark Birschbach, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	—		—		0.00%
Kristin Stafford, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	25		209	(3)	0.00%
Berta Pappenheim, Independent Non-Executive Director, 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305	—		—		0.00%
All executive officers and directors as a group (9 persons)	486,621		107,942	(3)	10.02%
Other 5% Holders
REach Ventures 2017 LP, 430 North Michigan Ave, Ninth Floor, Chicago, IL 60611	601,924	(8)	729,545	(3)(4)	12.40%
FSH Capital, LLC, 311 S Division St, Carson City, NV, 89703-4202 (3)	282,466		—		5.82%
Bravo One Company Inc as Trustee for the Hummingbird Trust	282,468		—		5.82
(1)	Based on 4,854,332 shares of Class A Common Stock outstanding as of March 30, 2023. We note that the Company has recently approved an amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s Class A Common Stock. See “Reverse Split” further below.
(2)	Represents shares of Class A Common Stock issuable pursuant to RSUs that vest on January 2, 2023.
(3)	Issuable at the holder’s request at any time.
(4)	Represents shares of Class A Common Stock issuable to Second Century Ventures, LLC (524,599) and REach Ventures 2017 LP (186,442) upon the exercise of warrants any time at the option of the holder and shares of Class A Common Stock issuable to Second Century Ventures, LLC (20,046) at any time upon request pursuant to RSUs.
(5)	Voting and dispositive control of the shares held by FSH Capital, LLC is held by Sally R. Hanna, the Company’s Manager.
(6)	Represents shares of Class A Common issuable at any time upon request pursuant to RSUs and grants (15,028).
(7)	Represents shares of Class A Common issuable at any time upon request pursuant to RSUs (9,252).
(8)	Represents shares of Class A Common held by Second Century Ventures, LLC (521,795) and Reach Ventures, LLC (80,129).

(9)	Represents shares of Class A Common Stock held by Gareth Genner’s spouse, Barbara Genner (159,405).
(10)	Represents shares of Class A Common Stock held by Alexander Valdes’ spouse, Victoria Valdes (250) and New Direction Trust Company as Custodian FBO Alexander J. Vades ROTH IRA (500). Alexander J. Vades ROTH IRA is wholly owned by Alexander Valdes.

Reverse Split

On February 15, 2023 our Board of Directors approved and, as of February 20, 2023 the holders of a majority of our voting capital stock approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five currently held, rounded up to the nearest whole share (the “Reverse Split”). The Amendment was filed and became effective on March 23, 2023.The par value of the Class A Common Stock will not be changed nor will the number of authorized shares be reduced in connection with the Reverse Split. The Board of Directors determined that the availability of additional shares was necessary to consummate future financing transactions. The availability of additional shares will also permit the Board of Directors to issue shares, or instruments convertible into or exercisable for such shares, for general corporate purposes.

When implemented, the Reverse Split will be in the same ratio for all shares of Class A Common Stock. All holders of Class A Common Stock will be affected uniformly by the Reverse Split, which will have no effect on the proportionate holdings of any of our stockholders, except for possible changes due to the treatment of fractional shares resulting from the Reverse Split. In lieu of issuing fractional shares, the Company will round up in the event a stockholder would be entitled to receive less than one share of Class A Common Stock as a result of the Reverse Split. In addition, the split will not affect any holder of Class A Common Stock’s proportionate voting power (subject to the treatment of fractional shares), and all shares of Class A Common Stock will remain fully paid and non-assessable.

When implemented by the Board, the Reverse Split will be effective upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Board of Directors will determine the actual time of filing of the Amendment.

The following chart reflects the changes in our capital structure following the Reverse Split, the top row reflecting the pre-split capital structure and the bottom row reflecting the post-split capital structure both as of February 20, 2023:

Authorized Shares of	Issued and	Reserved	Available for
Class A Common Stock	Outstanding Shares	but Unissued	Issuance
50,000,000	25,584,242	10,707,081	13,708,677
50,000,000	5,116,849	2,141,417	42,741,734

Item 13. Certain Relationships and Related Transactions

Second Century Ventures - Promissory Note and Warrant Agreement

On April 22, 2020, the Company entered a promissory note for $350,000 with Second Century Ventures (“SCV”) in which the Company received net proceeds of $345,000. Mark Birschbach, a director of the Company is the Managing Director of SCV. The unpaid principal, together with any then unpaid and accrued interest and any other amounts payable was due and payable on April 22, 2021 or in an event of default or a change in control as defined in the agreement and was repaid on time. The note accrued interest at a rate of 8% per annum, compounded monthly. The outstanding principal of $350 thousand and interest of $29 thousand was paid off on April 22, 2021.

Concurrently with the issuance of the note on April 22, 2020, the Company entered into a warrant agreement to purchase shares of Class A Common Stock of the Company with SCV. Pursuant to the warrant agreement, the Company issued SCV a warrant to purchase 15,000 shares at a strike price of $0.01 per share through April 22, 2021. At the expiration of the warrant agreement the warrants will be automatically exercised if the fair market value of the exercise shares exceeds the exercise price. If at any time during the term the fair market value of the exercise shares exceeds five times the exercise price, the Company shall provide SCV written notice and SCV may elect to exercise the warrant. If at any time during the term of the warrant agreement any portion of the shares of Class A Common Stock are converted to other securities, the warrants shall become immediately exercisable for that number of shares of the other securities that would have been received if the warrant agreement had been exercised in full prior to the conversion and the exercise price shall be adjusted. These warrants were exercised on April 22, 2021 at $0.01 per share.

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

Secured Loan Agreements with Alex Valdes, Andres Scott Francis, and David Story.

The Company entered into three Secured Loan Agreements with certain of its officers and directors on August 16, 2017 – one with Alex Valdes, the Company’s Chief Financial Officer, one with Andrew Scott Francis, the Company’s Chief Technology Officer, and one with David Story, the Managing Director of a company subsidiary. The Company issued certain shares of the Company’s Class A Common Stock to these individuals in exchange for $225,000 in notes receivable. Interest accrues on these Secured Loan Agreements at a rate equal to the Wall Street Journal Prime Rate and accrues interest on a compounded basis annually, provided, however, that so long as the loan holders remain employed by the Company, the interest rate shall be abated to the Applicable Federal rate at August 2017 of 0.96% per annum. The Secured Loan Agreements originally had a maturity date of August 16, 2020. However, the Company subsequently entered into loan extension agreements with each of Alex Valdes, Andrew Scott Francis, and David Story to extend the maturity date of the loans to August 16, 2022. As of June 30, 2021, there was a total of $233,362 in principal and accrued interest due to the Company on these loans, with $77,787 owed by Alex Valdes, Andrew Scott Francis, and David Story, respectively. On November 18, 2021, David Story repaid to the Company the entire outstanding balance on his Secured Loan Agreement, resulting in Mr. Story’s Secured Loan Agreement being satisfied, and having no further force or effect. Additionally on November 18, 2021, the Company and each of Alex Valdes and Andrew Scott Francis agreed to cancel their respective outstanding Secured Loan Agreements with the Company, with any amounts owed by Alex Valdes and Andrew Scott Francis to the Company pursuant to their Secured Loan Agreements being forgiven by the Company. The Company will record the forgiveness of the outstanding balance of these loans as 2021 bonus compensation to each of Alex Valdes and Andrew Scott Francis equal to the amounts outstanding respectively as of November 18, 2021 on each Mr. Valdes’ and Mr. Francis’ Secured Loan Agreements. As a result of the foregoing, as of the date of this report, the balances previously owed to the Company under the Secured Loan Agreements are no longer outstanding obligations of the Messrs. Story, Valdes, or Francis.

Mutual Channel Agreement

On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who is a current Director of the Company. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not paid Vital4Data, Inc. any commissions pursuant to this agreement to date.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Cherry Bekaert, LLP, for services rendered.

	For the years ended
	December 31,	December 31,
	2022	2021
Audit Fees (1)	$368,639	$107,556
Audit-Related Fees (2)	24,097	50,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$392,736	$157,556
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

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees consist of fees billed for all other services.

The following is a summary of fees paid to Marcum, LLP, for services rendered.

	For the years ended
	December 31,	December 31,
	2022	2021
Audit Fees (1)	$25,000	$—
Total Fees	$25,000	$—
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-34 of this annual report on Form 10-K.

2.Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 2.3 to the Company’s Form 1-A/A filed with the SEC on April 6, 2020).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.3 of the Company’s Form 1-U filed with the SEC on August 20, 2021)
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed with the SEC on February 8, 2023)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.6 of the Company’s Form 8-K filed with the SEC on March 22, 2023)
4.1

Warrant issued to the Armistice Capital Master Fund Ltd. dated September 14, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

4.2	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).
4.3	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).
4.4	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).
4.5	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).
4.6	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).
4.7	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).
4.8	Form of Regulation Crowdfunding Offering Warrant (or Reg CF Warrant) (incorporated by reference to Exhibit 3.8 the Company’s Form 1-A POS filed with the SEC on April 28, 2022)
4.9	Form of Regulation D Offering Warrant (or Reg D Warrant) (incorporated by reference to Exhibit 3.9 the Company’s Form 1-A POS filed with the SEC on April 28, 2022)
4.10	Form of Regulation S Offering Warrant (or Reg S Warrant) (incorporated by reference to Exhibit 3.10 the Company’s Form 1-A POS filed with the SEC on April 28, 2022).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).
10.2

Executive Employment Agreements of Gareth Genner and Andrew Gowasack, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.3

Malta Enterprise Letter dated July 8, 2020 sent to the Company (Repayable Advance of €800,000) (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A/A filed with the SEC on January 12, 2022).

10.4

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

10.10

Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company. (Incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A filed with the SEC on March 12, 2020).

10.11

Amendment dated April 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

10.12

Amendment dated July 15, 2022 to Purchase Order executed September 23, 2021 issued by U.S. Immigration and Customs Enforcement to the Company (as Contractor) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.13	Securities Purchase Agreement, dated September 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.14	Registration Rights Agreement, dated September 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.15	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.16	Placement Agent Agreement dated September 11, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.17

Executive Employment Agreement of Alex Valdes, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.12 to the Company’s Form 1-K for the year ended December 31, 2020 filed with the SEC on April 30, 2021).

10.18

Executive Employment Agreement of Andrew Scott Francis, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s offering statement on Form 1-A filed with the SEC on November 19, 2021).

21.1*	List of Subsidiaries
23.1*	Consent of Cherry Bekaert LLP
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: March 30, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: March 30, 2023

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: March 30, 2023

/s/ William McClintock
William McClintock, Director
Date: March 30, 2023

/s/ Mark Birschbach
Mark Birschbach, Director
Date: March 30, 2023

/s/ Joshua Allen
Joshua Allen, Director
Date: March 30, 2023

/s/ Kristin Stafford
Kristin Stafford, Director
Date: March 30, 2023

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: March 30, 2023