Form 10-Q
period 2023-03-31
T Stamp Inc
filed 2023-05-15
CIK 1718939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 6,696,677 shares of Class A Common Stock, par value $0.01 per share, of the registrant issued and outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T STAMP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$773,114	$1,254,494
Accounts receivable (includes unbilled receivables of $89,749 and $109,475 as of March 31, 2023 and December 31, 2022, respectively)	533,464	1,008,375
Related party receivables	30,750	31,446
Prepaid expenses and other current assets	462,244	580,086
Total Current Assets	1,799,572	2,874,401
Capitalized internal-use software, net	1,445,663	1,418,672
Goodwill	1,248,664	1,248,664
Intangible assets, net	238,810	251,686
Property and equipment, net	82,109	300,664
Held for sale equipment, net	177,910	—
Operating lease right of use assets	166,024	315,765
Other assets	2,066	2,066
Total Assets	$5,160,818	$6,411,918
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,365,049	$945,162
Related party payables	311,138	273,176
Accrued expenses	1,191,118	1,099,824
Deferred revenue	2,746,969	1,811,680
Income tax payable	21,076	21,076
Short-term operating lease liabilities	79,269	177,795
Short-term financial liabilities	—	118,860
Held for sale financial liabilities	177,905	—
Total Current Liabilities	5,892,524	4,447,573

Warrant liabilities	262,909	261,569
Non-convertible notes payable plus accrued interest of $9,904 and $16,458, respectively	907,616	886,465
Long-term operating lease liabilities	56,739	102,407
Long-term financial liabilities	—	88,760
Total Liabilities	7,119,788	5,786,774

Commitments, Note 10

Stockholders’ Equity (Deficit):
Series A Preferred Stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock $0.01 par value, 50,000,000 shares authorized, 5,121,607 and 4,910,815 shares issued, and 5,121,607 and 4,854,302 outstanding at March 31, 2023 and December 31, 2022, respectively	51,216	48,543
Treasury stock, at cost: 0 and 56,513 shares held as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	39,479,741	39,496,183
Stockholders’ notes receivable	—	(18,547)
Accumulated other comprehensive income	195,810	237,252
Accumulated deficit	(41,847,176)	(39,299,726)
Total T Stamp Inc. Stockholders’ Equity (Deficit)	(2,120,409)	463,705
Noncontrolling interest	161,439	161,439
Total Stockholders’ Equity (Deficit)	(1,958,970)	625,144
Total Liabilities and Stockholders’ Equity (Deficit)	$5,160,818	$6,411,918

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2023	2022
Net revenue	$458,633	$2,821,044
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	216,958	693,978
Research and development	632,369	493,686
Selling, general, and administrative	1,969,875	3,120,572
Depreciation and amortization	219,181	153,928
Total Operating Expenses	3,038,383	4,462,164
Operating Loss	(2,579,750)	(1,641,120)
Non-Operating Income (Expense):
Interest income (expense)	(10,231)	(3,958)
Change in fair value of warrant liability	(1,340)	40,588
Other income	44,614	6,941
Other expense	(743)	(94,513)
Total Other Expense (Income), Net	32,300	(50,942)
Net Loss before Taxes	(2,547,450)	(1,692,062)
Income tax expense	—	—
Net loss including noncontrolling interest	(2,547,450)	(1,692,062)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,547,450)	$(1,692,062)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.50)	$(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	5,044,775	4,549,686

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2023	2022
Net loss including noncontrolling interest	$(2,547,450)	$(1,692,062)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(41,442)	62,650
Total Other Comprehensive Income (Loss)	(41,442)	62,650
Comprehensive loss	(2,588,892)	(1,629,412)
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,588,892)	$(1,629,412)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

							Accumulated
			Additional			Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Notes	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Receivable	Income	Deficit	Interest	Total
Balance, January 1, 2022	4,095,029	$40,950	$31,985,880	56,513	$—	$(130,267)	$183,900	$(27,208,186)	$161,439	$5,033,716
Exercise of warrants to common stock	490,490	4,905	3,378,857	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	8,720	87	53,227	—	—	—	—	—	—	53,314
Issuance of common stock	16,086	161	203,277	—	—	—	—	—	—	203,438
Issuance of common stock warrants	—	—	55,838	—	—	—	—	—	—	55,838
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	39,167	392	(392)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	27,930	—	—	—	27,930
Stock-based compensation	—	—	287,786	—	—	—	—	—	—	287,786
Currency translation adjustment	—	—	—	—	—	—	62,650	—	—	62,650
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(1,692,062)	—	(1,692,062)
Balance, March 31, 2022	4,649,492	$46,495	$35,964,473	56,513	$—	$(102,337)	$246,550	$(28,900,248)	$161,439	$7,416,372

							Accumulated
			Additional			Stockholders’	Other
	Common Stock		Paid-In	Treasury Stock		Notes	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Receivable	Income	Deficit	Interest	Total
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of options to common stock	—	—	2,000	—	—	—	—	—	—	2,000
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	—	—	—	206,033	—	—	—	—	—	—
Issuance of treasury stock to employees in relation to vested restricted stock units, net of taxes	262,546	2,625	(77,968)	(262,546)	—	—	—	—	—	(75,343)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	59,574	—	—	—	—	—	—	59,574
Currency translation adjustment	—	—	—	—	—	—	(41,442)	—	—	(41,442)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(2,547,450)	—	(2,547,450)
Balance, March 31, 2023	5,121,607	$51,216	$39,479,741	—	$—	$—	$195,810	$(41,847,176)	$161,439	$(1,958,970)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(2,547,450)	$(1,692,062)
Net loss attributable to noncontrolling interest		—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	219,181	153,928
Stock-based compensation	59,574	287,786
Change in fair value of warrant liability	1,340	(40,588)
Repayment of shareholder loan through in-kind services	18,547	27,930
Non-cash interest	9,904	—
Non-cash lease expense	66,759	—
Loss on retirement of equipment	897	—
Changes in assets and liabilities:
Accounts receivable	474,911	244,927
Related party receivables	696	13,394
Prepaid expenses and other current assets	123,177	(224,939)
Other assets	—	27,539
Accounts payable	419,887	349,640
Accrued expense	91,294	254,738
Related party payables	37,962	(81,552)
Deferred revenue	935,289	(181,943)
Operating lease liabilities	(66,546)	—
Customer deposit liabilities	—	(280,108)
Net cash flows from operating activities	(154,578)	(1,141,310)

Cash flows from investing activities:
Purchases of property and equipment	—	(10,059)
Capitalized internally developed software costs	(167,668)	(206,523)
Patent application costs	(23,563)	(28,173)
Net cash flows from investing activities	(191,231)	(244,755)
Cash flows from financing activities:
Proceeds from exercise of warrants to common stock	—	3,383,762
Proceeds from exercise of options to common stock	2,000	53,314
Forfeited common stock shares to satisfy taxes	(75,343)	—
Proceeds from issuance of common stock	—	203,438
Proceeds from issuance of common stock warrants	—	55,838
Principal payments on financial liabilities	(29,715)	—
Net cash flows from financing activities	$(103,058)	$3,696,352
Effect of foreign currency translation on cash	(32,513)	50,169
Net change in cash and cash equivalents	(481,380)	2,360,456
Cash and cash equivalents, beginning of period	1,254,494	3,475,695
Cash and cash equivalents, end of period	$773,114	$5,836,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$570	$8

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right of use assets related to terminated leases	$82,982	$—
Adjustment to operating lease liabilities related to terminated leases	$77,648	$—
Prepaid rent expense reclassified upon termination of leases	$5,335	$—

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

Trust Stamp develops proprietary artificial intelligence-powered solutions, researching and leveraging biometric science, cryptography, and data mining, to deliver insightful identity and trust predictions that identify and defend against fraudulent identity attacks, protect sensitive user information, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge-computing, and neural networks to process and protect data faster and more effectively than has ever previously been possible in order to deliver results at a disruptively low cost for usage across multiple industries, including:

●	Banking/FinTech
●	KYC/AML Compliance
●	Humanitarian and Development Services
●	Government and Law Enforcement, including Alternative to Detention programs
●	Cryptocurrency and Digital Assets
●	Biometrically Secured Email and Digital Communications
●	P2P Transactions, Social Media, and Sharing Economy
●	Real Estate, Travel, and Healthcare

Reverse Split — On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every five (5) outstanding shares of Class A Common Stock will be combined and become one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively restated to reflect the Reverse Split. The Reverse Split was effective for trading on the market opening of Nasdaq on March 23, 2023. We are seeking ratification of the Reverse Split because, although we filed an Information Statement on Schedule 14C with the SEC on March 3, 2023 and provided such information statement to stockholders, we did not file a proxy statement on Schedule 14A to solicit stockholder approval. On May 13 2023, we received sufficient stockholder votes to ratify the Reverse Split.

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the three months ended March 31, 2023 of $2.55 million, negative operating cash outflows of $155 thousand for the same period, negative working capital of $4.09 million and an accumulated deficit of $41.85 million as of March 31, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy the Company’s capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

On April 14, 2023, the Company entered into a securities purchase agreement (“SPA”) with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 563,380 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $3.30 per share, and pre-funded warrants to purchase up to 1,009,950 shares of Class A Common Stock, at a price of $3.299 per pre-funded warrant, at an exercise price of $0.001 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,573,330 shares of Class A Common Stock, at an exercise price of $3.30 per share. On April 18, 2023, the Company sold 563,380 shares of Class A Common Stock to the institutional investor for total proceeds of $3.30 for $1,859,154. Additionally, on same date, the institutional investor purchased and exercised the 1,009,950 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 1,573,330 shares of Class A Common Stock for net proceeds of $4.78 million from the registered direct offering after deducting placement fee and legal expense of $363 thousand and $50 thousand, respectively. Maxim Group LLC is the sole placement agent for the registered direct offering on Form S-3, which was initially declared effective by the U.S. Securities and Exchange Commission on April 12, 2023.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date but does not include all of the disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Sunflower AI Technologies (“SAIT”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, and Trust Stamp Denmark ApS. All significant intercompany transactions and accounts have been eliminated.

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

Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023 Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards.

The Company does not own any of the shares of Class A Common Stock of the Company held by TSIH. The Company considers this entity to be a variable interest entity (“VIE”) because it is thinly capitalized and holds no cash. Because the Company does not own shares in TSIH, management believes that this gives the Company a variable interest. Further, management of the Company also acts as management of TSIH and is the decision-maker as management grants shares held by TSIH to employees of the Company. As this VIE owns only shares in the Company and no other liabilities or assets, the Company is the primary beneficiary of TSIH and will consolidate the VIE.

Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates their estimates that include, but are not limited to, percentage of completion related to revenue contracts that are not fully complete at the end of a fiscal quarter, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the recoverability of goodwill, stock-based compensation including the determination of the fair value of our common stock, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, and warrant liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Segment Information — The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Risks and Uncertainties — The Company is dependent upon additional capital resources for its planned full-scale operations, and is subject to significant risks and uncertainties, including failing to secure funding to continue to operationalize the Company’s plans or failing to profitably operate the business.

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2023 and December 31, 2022, the Company had $284 thousand and $71 thousand in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

Three customers represented 93.21% or 62.04%, 15.94%, and 15.23% of the balance of total accounts receivable as of March 31, 2023 and three customers represented 95.37% or 36.90%, 32.69%, and 25.78% of the balance of total accounts receivable as of December 31, 2022. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of accounts receivable balances. As of March 31, 2023 and December 31, 2022, the Company had not experienced any significant losses on its accounts receivable.

During the three months ended March 31, 2023, the Company sold to primarily three customers which made up approximately 78.77% of total Net revenue, and consisted of 40.14%, 25.08%, and 13.55% from an S&P 500 Bank, Mastercard, and FIS, respectively.

Additionally, during the three months ended March 31, 2022, the Company sold to primarily one customer, ICE, which made up approximately 79.42% of total Net revenue.

Foreign Currencies — The functional currencies of the Company’s foreign subsidiaries are the local currencies. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at the exchange rate method at the unaudited condensed consolidated balance sheet date. The Company’s other comprehensive (loss) is comprised of foreign currency translation adjustments related to the Company’s foreign subsidiaries. Income and expenses are translated at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income or other expense in the unaudited condensed consolidated statements of operations.

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

As of March 31, 2023 and December 31, 2022, accounts receivable includes unbilled receivables of $90 thousand and $109 thousand, respectively.

Property and Equipment, Net — Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred, whereas additions and major improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation are derecognized from the unaudited condensed consolidated balance sheet and any resulting gain or loss is recorded in the unaudited condensed consolidated statements of operations in the period realized.

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

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include property and equipment, capitalized internal-use software, right of use assets, and intangible assets subject to amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that as of March 31, 2023, and December 31, 2022, no long-lived assets with finite lives were impaired.

Goodwill — Goodwill is accounted for in accordance with FASB ASC 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the three months ended March 31, 2023 and year ended December 31, 2022.

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

Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2023, and December 31, 2022, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended
	March 31,
	2023	2022
Professional services (over time)	$383,633	$2,758,544
License fees (over time)	75,000	62,500
Total Revenue	$458,633	$2,821,044

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

Costs to Obtain and Fulfill Contracts — Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. In alignment with ASC 340, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect to recover the costs. The Company elected to apply the practical expedient in accordance with ASC 340 which allows the Company to expense commissions as incurred when the contract term is twelve months or less in total. Costs to obtain contracts and costs to fulfill contracts were not material in the periods presented.

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

Research and Development — Research and development costs are expensed as incurred and consist primarily of personnel costs such as salaries and benefits and relate primarily to time spent during the preliminary project stage, post implementation maintenance, bug fixes associated with capitalized internal-use software activities, and front-end application development in which technological feasibility has not been established. Depreciation and amortization expense is not included in research and development.

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $52 thousand and $58 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. There were no discrete items that impacted the effective tax rate for the three months ended March 31, 2023 and March 31, 2022, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.

The Company had an effective tax rate of 0% for the three months ended March 31, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

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

The Company had no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of March 31, 2023 and December 31, 2022.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2016 through 2022.

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

Operating lease right-of-use assets represent the Company’s right to use an underlying asset during a lease term and are included in non-current assets on our unaudited condensed consolidated balance sheet. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are divided into two classifications on our unaudited condensed consolidated balance sheet as a current liability, short-term operating lease liabilities, and a non-current liability, long-term operating lease liabilities. The Company does not have any finance lease right-of-use assets or finance lease liabilities.

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

Treasury Stock — Repurchased treasury stock is recorded at cost. When treasury stock is resold at a price different than its historical acquisition cost, the difference is recorded as a component of additional paid-in capital in the unaudited condensed consolidated balance sheets.

Net Loss per Share Attributable to Common Stockholders — Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive Class A Common Stock equivalents for the period. For the purposes of this calculation, stock-based awards, warrants, and the conversion option of convertible notes are considered to be potential common shares outstanding. Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s potential common shares outstanding were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted — In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a material impact to its unaudited condensed consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncement — In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023, and the guidance did not have a material impact on its unaudited condensed consolidated financial statements or related disclosures.

2.    Borrowings

Non-Convertible Promissory Notes Payable

	As of March 31,	As of December 31,
	2023	2022
Malta loan receipt 3 – June 3, 2022	$63,156	$62,365
Malta loan receipt 2 – August 10, 2021	307,632	303,778
Malta loan receipt 1 – February 9, 2021	498,239	491,996
Interest added to principal	28,685	11,551
Total principal outstanding	897,712	869,690
Plus accrued interest	9,904	16,775
Total promissory notes payable	$907,616	$886,465

In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of March 31, 2023, the balance received was $869 thousand which includes changes in foreign currency rates.

The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current.

3.    Warrants

Liability Classified Warrants

The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2022 to March 31, 2023:

Warrants ($)
Balance as of January 1, 2022	$374,694
Additional warrants issued	—
Change in fair value	(113,125)
Balance as of December 31, 2022	$261,569
Additional warrants issued	—
Change in fair value	1,340
Balance as of March 31, 2023	$262,909

As of March 31, 2023, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of March 31, 2023.

On December 16, 2016, the Company issued an investor warrant to purchase $50 thousand worth of shares of our Class A Common Stock. The warrants have no vesting period and expires on December 16, 2026. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, defining the determination date. The number of shares to be purchased is settled as 6,418 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of March 31, 2023, the warrant liability is recorded at $13 thousand which is a $1 thousand increase, recorded to change in fair value of warrant liability, from the balance of $12 thousand as of December 31, 2022.

Fair Value of Warrants	$2.57
Exercise price	$0.96
Risk free interest rate	4.09%
Expected dividend yield	—%
Expected volatility	92.90%
Expected term	3 years

Equity Classified Warrants

		As of March 31,	As of December 31,
Warrant Issuance Date	Strike Price	2023	2022
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
August – December 2021	$20.00	—	268,743
January – February 2022	$20.00	—	15,171
September 14, 2022	$8.85	390,000	390,000
Total warrants outstanding		1,181,169	1,465,083

The Company has issued a customer a warrant to purchase 80,128 shares of Class A Common Stock with an exercise price of $3.12 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.

In January 2020, the Company issued REach®, a related party, a warrant to purchase 186,442 shares of the Company’s Class A Common Stock at an exercise of $8.00 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with a value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

In January 2020, the Company issued SCV, a related party, a warrant to purchase 932,111 shares of the Company’s Class A Common Stock at a strike price of $8.00 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well as providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.

On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 407,512 shares of Class A Common Stock at an exercise price of $8.00 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.

The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2023.

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

During the quarter ended March 31, 2022, investors exercised 2,850 warrants at an exercise price of $20.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.

The warrants to purchase the remaining 283,914 shares of the Company’s Class A Common Stock expired on January 26, 2023 and are no longer outstanding as of March 31, 2023.

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

4.    Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid operating expenses	$236,470	$225,756
Rent deposit	61,412	55,981
VAT receivable associated with SAIT	82,423	71,742
Tax credit receivable (short-term)	66,135	218,239
Miscellaneous receivable	15,804	8,368
Prepaid expenses and other current assets	$462,244	$580,086

Capitalized internal-use software, net

Capitalized internal-use software, net as of March 31, 2023 and December 31, 2022 consisted of the following:

		March 31,	December 31,
	Useful Lives	2023	2022
Internally developed software	5 Years	$3,482,118	$3,314,450
Less accumulated depreciation		(2,036,455)	(1,895,778)
Capitalized internal-use software, net		$1,445,663	$1,418,672

Amortization expense is recognized on a straight-line basis and for the three months ended March 31, 2023 and 2022 totaled $141 thousand and $120 thousand, respectively.

Property and equipment, net

Property and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following:

		March 31,	December 31,
	Useful Lives	2023	2022
Computer equipment	3-4 Years	$148,690	$148,832
Furniture and fixtures	10 Years	27,565	27,220
Phone- equipment	2.5 years	—	297,150
Property and equipment, gross		176,255	473,202
Less accumulated depreciation		(94,146)	(172,538)
Property and equipment, net		$82,109	$300,664

Depreciation expense is recognized on a straight-line basis and for the three months ended March 31, 2023 and 2022 totaled $42 thousand and $10 thousand, respectively.

Held for sale equipment, net

The Company’s phone equipment was classified as held for sale as of March 31, 2023 as the result of the Company accepting an offer for the sale of the phone equipment in the second quarter of 2023. The major classes of assets and liabilities of the phone equipment held for sale were as follows:

March 31, 2023
Equipment assets held for sale
Phone equipment	$297,150
Accumulated depreciation	(119,240)
Total equipment assets held for sale	$177,910

Liabilities of equipment assets held for sale
Short-term financial liabilities	$177,905
Total liabilities of equipment assets held for sale	$177,905

Subsequent to March 31, 2023, on April 26, 2023, the Company sold a portion of the property and equipment for a gross sales price of $451 thousand and an estimated gain of $287 thousand.

Accrued expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Compensation payable	$224,812	$171,851
Commission liability	78,176	58,771
Accrued employee taxes	791,534	591,992
Accrued mobile expenses	10,000	177,099
Other accrued liabilities	86,596	100,111
Accrued expenses	$1,191,118	$1,099,824

5.    Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the periods ended March 31, 2023 and December 31, 2022.

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

		March 31,	December 31,
	Useful Lives	2023	2022
Patent application costs	3 Years	$405,848	$382,285
Trade name and trademarks	3 Years	69,223	68,356
Intangible assets, gross		475,071	450,641
Less: Accumulated amortization		(236,261)	(198,955)
Intangible assets, net		$238,810	$251,686

Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the three months ended March 31, 2023 and 2022 totaled $37 thousand and $24 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2023	$111,006
2024	88,818
2025	38,166
2026	820
$238,810

6.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(2,547,450)	$(1,692,062)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	5,044,775	4,549,686

Net loss per share attributable to common stockholders	$(0.50)	$(0.37)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	March 31,	March 31,
	2023	2022
Options, RSUs, and grants	735,001	521,932
Warrants	1,673,968	1,277,834
Total	2,408,969	1,799,766

7.    Stock Awards and Stock-Based Compensation

From time to time, the Company may issue stock awards in the form of Class A Common Stock grants, Restricted Stock Units (RSUs), or Class A Common Stock options with vesting/service terms. Stock awards are valued on the grant date using the Company’s common stock share price quoted on an active market. Stock options are valued using the Black-Scholes-Merton pricing model to determine the fair value of the options. We generally issue our awards in terms of a fixed monthly value, resulting in a variable number of shares being issued, or in terms of a fixed monthly share number.

During the three months ended March 31, 2023 and 2022, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the three months ended March 31, 2023 and 2022 included grants totaling, $0 and $3 thousand, respectively, options totaling $0, and RSUs totaling $3 thousand and $17 thousand, respectively.

In addition to issuing stock awards to advisory board members and other external advisors, during the three months ended March 31, 2023 and 2022, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended March 31, 2023 and 2022 included grants totaling, $26 thousand and $149 thousand, respectively, options totaling $4 thousand and $29 thousand, respectively, and RSUs totaling $29 thousand and $89 thousand, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
	Outstanding	Per Share	Life (years)	Intrinsic Value
Balance as of January 1, 2022	395,002	$6.40	2.42	$5,365,737
Options granted	7,443	3.20
Options exercised	(15,121)	6.30
Options canceled and forfeited	(215)	4.40
Balance as of December 31, 2022	387,109	6.40	1.45	0
Options granted	2,647	3.01
Options exercised	(1,230)	3.25
Options canceled and forfeited	(756)	7.94
Balance as of March 31, 2023	387,770	6.37	1.21	0
Options vested and exercisable as of March 31, 2023	387,770	$6.37	1.21	$0

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 is $0 and $37 thousand, respectively.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $2.00 and $16.72 per share, respectively. The total grant-date fair value of options that vested during the three months ended March 31, 2023 and 2022 was $4 thousand and $29 thousand, respectively.

As of March 31, 2023, the Company had 387,770 stock options outstanding of which all are fully vested options. As of March 31, 2023, the Company had 70,641 common stock grants outstanding of which 62,965 were vested but not issued and 7,676 were not yet vested. All granted and outstanding common stock grants will fully vest by March 31, 2024. The Company had unrecognized stock-based compensation related to common stock grants of $15 thousand as of March 31, 2023. As of March 31, 2023, the Company had 276,590 RSUs outstanding of which 241,945 were vested but not issued and 34,645 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2024. The Company had unrecognized stock-based compensation related to RSUs of $22 thousand as of March 31, 2023.

A summary of outstanding RSU activity is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2022	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564
Granted	4,627
Vested (issued)	—
Forfeited	(20,601)
Balance as of March 31, 2023	276,590

The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2023:

Fair value of Class A Common Stock	$2.65—3.57
Exercise price	$2.93 — 3.09
Risk free interest rate	3.91 — 4.23%
Expected dividend yield	0.00%
Expected volatility	92.90 — 96.45%
Expected term	3 Years

Stock-based compensation expense

Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended March 31,
	2023	2022
Cost of services	$494	$2,174
Research and development	18,855	59,860
Selling, general, and administrative	40,225	225,752
Total stock-based compensation expense	$59,574	$287,786

8.    Related Party Transactions

Related party payables of $311 thousand and $273 thousand as of March 31, 2023 and December 31, 2022, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended March 31, 2023 and 2022, totaled approximately $294 thousand and $215 thousand, respectively.

Legal Services

A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 and $29 thousand during the three months ended March 31, 2023 and 2022, respectively. Amounts payable as of March 31, 2023 and December 31, 2022 were $0.

Options Agreement

The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 281,648 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $6.00 per share. The options have no vesting period and will expire in November 2023. The loan was repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020 and the final payment received in February 2023. As of March 31, 2023 and December 31, 2022, the shareholder loan balances were $0 and $19 thousand, respectively.

Mutual Channel Agreement

On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who is a current Director of the Company. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of March 31, 2023 and December 31, 2022, the Vital4Data, Inc. commission due was $0.

9.    Malta Grant

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

U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the unaudited condensed consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company incurred $0 in expenses that are reimbursable under the grant. As of March 31, 2023, all amounts provided for under this grant were received.

On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. During the three months ended March 31, 2023 and 2022, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of March 31, 2023, no amounts provided under this grant were received.

10.    Leases and Commitments

Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of March 31, 2023, there were no minimum lease commitments related to month-to-month lease arrangements.

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

Lease term and discount rate	March 31, 2023
Weighted average remaining lease term	1.86 years
Weighted average discount rate	5.0%

The most significant impact of the adoption of the standard was the recognition of right-of-use assets and lease liabilities for operating leases on our unaudited condensed consolidated balance sheet. As of January 1, 2022, the Company had operating right-of-use assets of $323 thousand and operating lease liabilities of $303 thousand comprised of $162 thousand of current lease liabilities and $141 thousand of non-current lease liabilities. Upon adoption, the difference between the right-of-use asset and operating lease liability was due to prepaid rent of $20 thousand. Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows.

During the three months ended March 31, 2023, the Company terminated four leases including two offices in Malta and two vehicles in Malta. The terminated leases were operating leases. As a result of the terminations, the Company incurred $11 thousand in lease termination fees and recorded a loss of $187 related to this lease termination for the three months ended March 31, 2023.

March 31, 2023
Leases terminated	4
Lease termination fees	$10,932
Right-of-use assets derecognized upon lease termination	$82,982
Lease liabilities derecognized upon lease termination	$77,648
Loss recognized upon lease termination	$187

Balance sheet information related to leases as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Right-of-use assets
Operating lease right-of-use assets	$166,024	$315,765

Operating lease liabilities
Short-term operating lease liabilities	$79,269	$177,795
Long-term operating lease liabilities	56,739	102,407
Total operating lease liabilities	$136,008	$280,202

Future maturities of ASC 842 lease liabilities as of March 31, 2023 are as follows:

		Imputed
	Principal Payments	Interest Payments	Total Payments
2023	$62,004	$3,742	$65,746
2024	50,610	2,075	52,685
2025	22,800	390	23,190
2026	594	—	594
Total future maturities	$136,008	$6,207	$142,215

Total lease expense, under ASC 842, was included in selling, general, and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2023 as follows:

Three Months Ended
March 31, 2023
Operating lease expense – fixed payments	$83,034
Short term lease expense	21,935
Total lease expense	$104,969

Supplemental cash flows information related to leases was as follow:

Three Months Ended
March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,546

During the three months ended March 31, 2023, the Company did not incur variable lease expense.

Financial Liability Obligation — As of March 31, 2023, the Company’s financial liability totaled $178 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability will be paid within the year ending December 31, 2023.

Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.

11.    Subsequent Events

Subsequent events have been evaluated through May 15, 2023, the date these unaudited condensed consolidated financial statements were available to be issued.

On April 14, 2023, the Company entered into a securities purchase agreement (“SPA”) with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 563,380 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $3.30 per share, and pre-funded warrants to purchase up to 1,009,950 shares of Class A Common Stock, at a price of $3.299 per pre-funded warrant, at an exercise price of $0.001 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,573,330 shares of Class A Common Stock, at an exercise price of $3.30 per share. On April 18, 2023, the Company sold 563,380 shares of Class A Common Stock to the institutional investor for total proceeds of $3.30 for $1,859,154. Additionally, on same date, the institutional investor purchased and exercised the 1,009,950 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 1,573,330 shares of Class A Common Stock for net proceeds of $4.78 million from the registered direct offering after deducting placement fee and legal expense of $363 thousand and $50 thousand, respectively. Maxim Group LLC is the sole placement agent for the registered direct offering on Form S-3, which was initially declared effective by the U.S. Securities and Exchange Commission on April 12, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our Principal Products and Services

Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the three months ended March 31, 2023.

We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements.

Our Key Customers

Historically, the Company generated most of its income through a relationship with an S&P 500 bank, in which services were provided pursuant to a Master Software Agreement and statements of work. The scope of services provided to the S&P 500 bank has grown throughout the relationship and additional growth was seen in 2022 and 2023. In recent years, the Company has also expanded its customer base to include relationships with Mastercard International (“Mastercard”), Fidelity Information Services, LLC (“FIS”), and other customers.

With respect to FIS, we continued to expand our work with our proprietary tokenization technology being utilized in FIS’ new global identity authentication system. In 2022, the Company implemented its “Orchestration Layer” platform – a low-code platform solution which streamlines delivery and implementation of the Company’s technologies. In the third quarter of 2022, the Company acquired its first 2 customers on the Orchestration Layer platform through its partnership with FIS. In the fourth quarter of 2022, 4 additional customers onboarded. In 2023 thus far, 22 new customers have been onboarded, bringing the total Orchestration Layer platform customers to 28 customers, 25 customers gained through FIS, including 25 financial institutions with over $50 billion in assets, as of the date of this Quarterly Report on Form 10-Q. The Orchestration Layer platform is designed to be a one-stop shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable Software-as-a-Service (SaaS) model with low-code implementation. The Orchestration Layer utilizes the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The Orchestration Layer that has been developed facilitates no-code and low-code implementations of the Company’s technology making adoption faster and even more cost-effective for a broader range of potential customers.

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

Key Business Measures

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key non-GAAP business measure to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs.
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.
●	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement to our U.S. GAAP results.

Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended March 31,
	2023	2022
Net loss before taxes	$(2,547,450)	$(1,692,062)
Add: Other expense	743	94,513
Less: Other income	(44,613)	(6,941)
Add: Interest expense	10,231	3,958
Add: Stock-based compensation	59,574	287,786
Add: Non-cash expenses for in-kind services	18,547	27,930
Add: Depreciation and amortization	219,181	153,928
Adjusted EBITDA loss (non-GAAP)	$(2,283,787)	$(1,130,888)

Adjusted EBITDA (non-GAAP) loss for the three months ended March 31, 2023, decreased by 101.95%, to $2.28 million from $1.13 million for the three months ended March 31, 2022. The overall decrease in adjusted EBITDA loss was driven primarily by a $1.85 million decrease in gross margin during the three months ended March 31, 2023, offset by a decrease in selling, general and administrative expenses of $1.15 million during the three months ended March 31, 2023. See “Results of Operations” below for further discussion on the drivers behind the increase in gross margin and selling, general and administrative expenses during the three months ended March 31, 2023.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022
Net revenue	$458,633	$2,821,044
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	216,958	693,978
Research and development	632,369	493,686
Selling, general, and administrative	1,969,875	3,120,572
Depreciation and amortization	219,181	153,928
Total Operating Expenses	3,038,383	4,462,164
Operating Loss	(2,579,750)	(1,641,120)
Non-Operating Income (Expense):
Interest income (expense)	(10,231)	(3,958)
Change in fair value of warrant liability	(1,340)	40,588
Other income	44,614	6,941
Other expense	(743)	(94,513)
Total Other Expense, Net	32,300	(50,942)
Net Loss before Taxes	(2,547,450)	(1,692,062)
Income tax expense	—	—
Net loss including noncontrolling interest	(2,547,450)	(1,692,062)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,547,450)	$(1,692,062)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.50)	$(0.37)
Weighted-average shares used to compute basic and diluted net loss per share	5,044,775	4,549,686

Net revenue

	Three months ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$458,633	$2,821,044	$(2,362,411)	(83.74)%

During the three months ended March 31, 2023, Net revenue decreased to $459 thousand, or 83.74% from Net revenue of $2.82 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the $459 thousand in Net revenue consisted of $184 thousand from a S&P500 bank, $115 thousand from Mastercard, and various other customers for the remaining $160 thousand. The majority of the decrease in the comparative periods relates to the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $2.24 million in Net revenue during the three months ended March 31, 2022 and was subsequently terminated during fiscal year 2022.

During the three months ended March 31, 2023, the Company generated $58 thousand by implementing the Orchestration Layer platform for 28 enterprise customers on the Software-as-a-Service (SaaS) platform at $3 thousand per implementation. Since its launch in the third quarter of 2022, there have been 28 enterprise customers on the Orchestration Layer platform, including 25 financial institutions, as of March 31, 2023.

The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.

Cost of services

	Three months ended March 31,
	2023	2022	$ Change	% Change
Cost of services	$216,958	$693,978	$(477,020)	(68.74)%

Cost of services (“COS”) decreased by $477 thousand or 68.74% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease during this period was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the three months ended March 31, 2022, were $456 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus $0 during the three months ended March 31, 2023 (as a result of the ICE Contract being terminated in 2022).

After adjusting the comparative periods’ COS for ICE Contract related costs, COS reduced by $46 thousand despite onboarding 23 new enterprise customers during the three months ended March 31, 2023, and is a result of the high margins feature that is inherent in SaaS platforms such as the Orchestration Layer.

Research and development

	Three months ended March 31,
	2023	2022	$ Change	% Change
Research and development	$632,369	$493,686	$138,683	28.09%

Research and development (“R&D”) expenses increased by $139 thousand, or 28.09% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in R&D expense during the three months ended March 31, 2023 was driven by a 30% increase in 10Clouds billing rates that became effective in January 2023. The 10Clouds expense increase was offset by a decrease in the Company’s R&D team which decreased from 64 full-time equivalents (“FTE”) for the three months ended March 31, 2022 to 48 FTE for the three months ended March 31, 2023.

Selling, general, and administrative

	Three months ended March 31,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$1,969,875	$3,120,572	$(1,150,697)	(36.87)%

Selling, general, and administrative expense (“SG&A”) decreased by $1.15 million, or 36.87%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in SG&A expenses was driven mostly by the reductions in headcount and associated overhead, sales commissions, as well as annual cash and stock bonuses which were earned during the three month ended March 31, 2022, but were not earned during the three months ended March 31, 2023, resulting in a decrease of $773 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Global headcount reduced by 39% from 100 FTE for the three months ended March 31, 2022 compared to 83 FTE for the three months ended March 31, 2023.

Other notable decreases in SG&A for the three months ended March 31, 2023 included a $320 thousand reduction between corporate travel, management consulting, legal and professional services fees, and other fees related to the listing of the Company’s Class A Common Stock on the Nasdaq Capital Market, for which trading commenced on January 31, 2022.

Depreciation and amortization

	Three months ended March 31,
	2023	2022	$ Change	% Change
Depreciation and amortization	$219,181	$153,928	$65,253	42.39%

Depreciation and amortization (“D&A”) increased by $65 thousand, or 42.39% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The primary increase in D&A expense during the year was the $30 thousand for the depreciation of mobile hardware assets related to the ICE Contract. There were no mobile hardware assets or related depreciation expenses during the months ended March 31, 2022.

Also driving the $21 thousand increase in D&A expense is the total balance of capitalized internal-use software. While the amounts of capitalized internal-use software vary from period to period, we do see a trend of increasing software amortization which has driven the growth in software capitalization. Overall, this is a further result of newly issued patents producing internal-use software or microservices that have reached technical feasibility at which point the Company begins to capitalize the related costs.

In addition, patent amortization increased during the three months ended March 31, 2023 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the three months ended March 31, 2023, the Company made one new patent filing and one new trademark registered.

Operating loss

	Three months ended March 31,
	2023	2022	$ Change	% Change
Operating loss	$(2,579,750)	$(1,641,120)	$(938,630)	(57.19)%

The Company’s operating loss increased by $939 thousand or 57.19% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The primary reason for the increase in operating loss was the $2.36 million, or 83.74%, decrease in Net revenue, as a result of the termination in the ICE Contract. The increase in Operating loss for the three-months ended March 31, 2023, compared to the three months ended March 31, 2022 was offset by the $477 thousand and $1.15 million, or 68.74% and 36.87%, decreases in COS and SG&A, respectively.

Interest income (expense)

	Three months ended March 31,
	2023	2022	$ Change	% Change
Interest income (expense)	$(10,231)	$(3,958)	$(6,273)	(158.49)%

Interest income (expense) increased by $6 thousand, or 158.49% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, there was $160 and $10 thousand of interest income and interest expense, respectively. During the three months ended March 31, 2022, there was $216 and $4 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities within various immaterial interest-bearing and interest-earning accounts.

Change in fair value of warrant liability

	Three months ended March 31,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$(1,340)	$40,588	$(41,928)	(103.30)%

The Company recognized a loss in change in fair value of warrant liability during the three months ended March 31, 2023 of $1 thousand compared to a gain of $41 thousand during the three months ended March 31, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.

Other income

	Three months ended March 31,
	2023	2022	$ Change	% Change
Other income	$44,614	$6,941	$37,673	542.76%

Other income increased by $38 thousand for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to $20 thousand of educational service fees received from participants in a startup accelerator program conducted by the Company in Malta with the objective of strengthening the innovation platform and startup ecosystem in Malta.

Other expense

	Three months ended March 31,
	2023	2022	$ Change	% Change
Other expense	$(743)	$(94,513)	$93,770	99.21%

Other expense decreased by $94 thousand for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Company incurred $95 thousand in unrealized loss on foreign currency translation expense for the three months ended March 31, 2022 for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Malta Limited, Biometric Innovations Limited, and Trust Stamp Rwanda Limited with currencies denominated in United States Dollars, European Union Euros, Pound Sterling, and Rwandan Franc, respectively. As of June 30, 2022, the Company determined that there was currently no intention to settle intercompany accounts in the foreseeable future; therefore, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to accumulated other comprehensive income on the balance sheet instead of other expense.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, we had approximately $773 thousand and $1.25 million cash in our banking accounts, respectively. One of those bank accounts is with Silicon Valley Bank. On March 13, 2023, the Company began transferring its cash held with Silicon Valley Bank to JP Morgan Chase, where the majority of the Company’s cash deposits are held as of the date of this report. The Company does still hold material balances at Silicon Valley Bank but did not incur any impairment or loss of cash as a result of the failure of Silicon Valley Bank.

The decrease of $481 thousand in cash from December 31, 2022 to March 31, 2023 was a result of the net negative cash flow which consisted of $155 thousand, $190 thousand, and $103 thousand, in operating, financing, and investing activities, respectively. Additionally, there was a $33 thousand cash inflow for a foreign currency transaction adjustment. See the “Cash Flows” subsection below for more details on cash activities during the quarter ended March 31, 2023.

Total current assets for the comparative periods decreased by 37.39% or $1.07 million from $2.87 million as of December 31, 2022, to $1.80 million as of March 31, 2023. The decrease in current assets was primarily driven by the decrease in cash (discussed above). Additionally, there was a $475 thousand decrease in accounts receivable mostly due to the timing of collections on receivables.

Total current liabilities increased by 32.49% or $1.45 million from $4.45 million as of December 31, 2022 compared to $5.89 million as of March 31, 2023. This increase is primarily attributable to the $935 thousand increase in deferred revenue driven mostly by the $750 thousand paid by Interactive Global Solutions (“IGS”) which will be used as credits for future services (discussed below), and $225 thousand increase in deferred license fee revenue from Mastercard International. Additionally, accounts payable increased by $400 thousand mostly due to the timing of payables.

In effect, the Company’s current ratio (i.e., the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its near-term liabilities with its near-to-cash assets) decreased from 0.65 as of December 31, 2022 to 0.31 or 52.75% in the three months ended March 31, 2023. This is, in part, a result of the net cash outflow and timing of operating activities as mentioned above.

Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and $250 thousand in 2022. On December 31, 2022, the software license agreement was amended. The Company will receive minimum total fees of $300 thousand in 2023 which will continue to rise by 15% in each subsequent year after 2023 with a cap of $1.00 million. The Company has recognized $75 thousand in fees from this software license agreement during the three months ended March 31, 2023.

On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS agreed to jointly offer services and IGS was granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agreed to pay $1.5 million to the Company as a non-refundable revenue advance, an additional $1.5 million non-refundable revenue advance on the first anniversary of the MSA, and $1 million on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the three months ended March 31, 2023, Trust Stamp has received $750 thousand, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue.

Subsequent Investment and Pro Forma Balance Sheet

On April 14, 2023, the Company entered into a securities purchase agreement (“SPA”) with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 563,380 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $3.30 per share, and pre-funded warrants to purchase up to 1,009,950 shares of Class A Common Stock, at a price of $3.299 per pre-funded warrant, at an exercise price of $0.001 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,573,330 shares of Class A Common Stock, at an exercise price of $3.30 per share. On April 18, 2023, the Company sold 563,380 shares of Class A Common Stock to the institutional investor for total proceeds of $3.30 for $1,859,154. Additionally, on same date, the institutional investor purchased and exercised the 1,009,950 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 1,573,330 shares of Class A Common Stock for net proceeds of $4.78 million from the registered direct offering after deducting placement fee and legal expense of $363 thousand and $50 thousand, respectively. Maxim Group LLC is the sole placement agent for the registered direct offering on Form S-3, which was initially declared effective by the U.S. Securities and Exchange Commission on April 12, 2023.

The following table sets forth our consolidated cash and cash equivalents and capitalization as of March 31, 2023 on an actual basis and as adjusted basis to reflect the sale of (i) 563,380 shares of Class A Common Stock by us at the public offering price of $3.30 per share, and (ii) pre-funded warrants to purchase 1,009,950 shares of our Class A Common Stock at $3.299 per share.

		March 31, 2023
		(Pro Forma
		As Adjusted,
		Assuming sale of
		563,380 shares
		of Class A
		Common Stock, and
		pre-funded
		warrants to purchase
		1,009,950 shares
		of our Class A
	March 31, 2023	Common Stock)
Assets
Cash	$773,114	$4,105,949

Total Current Liabilities	5,892,524	5,892,524
Warrant liabilities	262,909	262,909
Non-convertible notes plus accrued interest	907,616	907,616
Long-term operating lease liabilities	56,739	56,739
Total Liabilities	7,119,788	7,119,788

Class A Common Stock	51,216	61,316
Additional paid-in capital	39,479,741	44,195,057
Stockholders’ notes receivable	—	—
Accumulated other comprehensive loss	195,810	195,810
Accumulated deficit	(41,847,176)	(41,847,176)
Total T Stamp Inc. Stockholders’ Equity (Deficit)	(2,120,409)	2,605,007
Noncontrolling interest	161,439	161,439
Tota1 Stockholders’ Equity (Deficit)	(1,958,970)	2,766,446
Total Liabilities and Stockholders’ Equity (Deficit)	$5,160,818	$9,886,234

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the year ended March 31, 2023 of $2.54 million, operating cash outflows of $155 thousand for the same period, and an accumulated deficit of $41.84 million as of March 31, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Net cash flows from operating activities	$(154,578)	$(1,141,310)
Net cash flows from investing activities	$(191,231)	$(244,755)
Net cash flows from financing activities	$(103,058)	$3,696,352

Operating Activities

Net cash used in operating activities decreased by 86.46% from $1.14 million during the three months ended March 31, 2022, compared to $155 thousand during the three months ended March 31, 2023. Of the $2.55 million net loss for the three months ended March 31, 2023, there were various large cash and non-cash adjustments that were added back to the Net loss to arrive at $155 thousand cash used for operating activities for the three months ended March 31, 2023. Those adjustments included $935 thousand for cash received and booked as Deferred revenue driven primarily by the IGS revenue contract for service credits and Mastercard license fees, $219 thousand for non-cash depreciation and amortization, $475 thousand for cash received on account receivables, and $420 thousand for accounts payables.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023, was $191 thousand, compared to net cash of $245 thousand used in the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023 and 2022 related primarily to continued investments to develop future technologies that we intend to capitalize and monetize over time. During the three months ended March 31, 2023, capitalized internal-use software decreased by 18.81% compared the three months ended March 31, 2022, as a result of the increased capitalization of internally developed software related to the ICE Contract during the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, net cash from financing activities was $103 thousand, compared to net cash of $3.70 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company received $3.33 million from a warrant exercise in December 2021 from SCV and REach® Ventures, a related party. Additionally, was $53 thousand from the exercise of options, and $259 thousand in units sold and warrants exercised in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing. During the three months ended March 31, 2023, there was a $75 thousand tax withholding accrual for net issuances on employee equity compensation and $30 thousand for payments on financial liabilities.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. The critical accounting policies and estimates, assumptions, and judgments that we believe have the most significant impact on our unaudited condensed consolidated financial statements are described below.

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

Remaining Performance Obligation

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2023 and December 31, 2022 the Company did not have any related performance obligations for contracts with terms exceeding twelve months.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1. Description of Business and Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements included elsewhere under Item 1 in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended December 31, 2022, filed with the SEC on March 30, 2023, management concluded that our internal controls over financial reporting were not effective.  Management identified certain material weaknesses relating to insufficient management review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures as well as inadequate controls over the management information systems related to program changes, segregation of duties, and access controls.

Remediation Plan for Previous Existing Material Weaknesses

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

It is our belief that these added controls will effectively remediate the previous existing material weakness.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company did not sell any securities in transactions not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As of May 13, 2023, the Company received approval from the majority of all outstanding shares for each of the proposals submitted to the stockholders by written consent on April 13, 2023.

The two proposals submitted for stockholder written consent were as follows:

Proposal	Vote Received
(1) To approve the Second Amended and Restated Certificate of Incorporation of the Company to consolidate previous amendments and remove provisions no longer having any effect	Majority of outstanding shares FOR
(2) To ratify by a vote of all the stockholders, the approval of the reverse stock split effected on March 23, 2023	Majority of outstanding shares FOR

The Second Amended and Restated Certificate of Incorporation is not yet in effect, and will only be in effect once it is filed, and accepted by the Delaware Secretary of State. The Company will file a current report at that time.

Item 6. Exhibits.

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

4.2	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.6	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.7	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.8	Form of Regulation Crowdfunding Offering Warrant (or Reg CF Warrant) (incorporated by reference to Exhibit 3.8 the Company’s Form 1-A POS filed with the SEC on April 28, 2022)

4.9	Form of Regulation D Offering Warrant (or Reg D Warrant) (incorporated by reference to Exhibit 3.9 the Company’s Form 1-A POS filed with the SEC on April 28, 2022)

4.10	Form of Regulation S Offering Warrant (or Reg S Warrant) (incorporated by reference to Exhibit 3.10 the Company’s Form 1-A POS filed with the SEC on April 28, 2022).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.12	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.10

Settlement Agreement dated July 1, 2019 between Emergent Technology Holdings, LP and the Company  . (Incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A filed with the SEC on March 12, 2020).

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

10.19

Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated April 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

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
Date: May 15, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: May 15, 2023

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: May 15, 2023

/s/ William McClintock
William McClintock, Director
Date: May 15, 2023

/s/ Mark Birschbach
Mark Birschbach, Director
Date: May 15, 2023

/s/ Joshua Allen
Joshua Allen, Director
Date: May 15, 2023

/s/ Kristin Stafford
Kristin Stafford, Director
Date: May 15, 2023

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: May 15, 2023