Form 10-Q
period 2023-06-30
T Stamp Inc
filed 2023-08-14
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 001-41252
T Stamp Inc. (D/B/A Trust Stamp)
(Exact name of registrant as specified in its charter)

3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2023, there were 7,972,244 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,035,414	$1,254,494
Accounts receivable (includes unbilled receivables of $104,043 and $109,475 as of June 30, 2023 and December 31, 2022, respectively)	486,690	1,008,375
Related party receivables	32,997	31,446
Prepaid expenses and other current assets	502,380	580,086
Total Current Assets	6,057,481	2,874,401
Capitalized internal-use software, net	1,479,724	1,418,672
Goodwill	1,248,664	1,248,664
Intangible assets, net	214,823	251,686
Property and equipment, net	71,586	300,664
Operating lease right of use assets	205,976	315,765
Other assets	11,129	2,066
Total Assets	$9,289,383	$6,411,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$773,979	$945,162
Related party payables	138,352	273,176
Accrued expenses	662,459	1,099,824
Deferred revenue	2,698,898	1,811,680
Income tax payable	15,460	21,076
Short-term operating lease liabilities	139,056	177,795
Short-term financial liabilities	162,130	118,860
Total Current Liabilities	4,590,334	4,447,573

Warrant liabilities	255,954	261,569
Notes payable, plus accrued interest of $19,904 and $16,458, on June 30, 2023 and December 31, 2022, respectively	921,917	886,465
Long-term operating lease liabilities	41,978	102,407
Long-term financial liabilities	—	88,760
Total Liabilities	5,810,183	5,786,774

Commitments, Note 10

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 7,989,065 and 4,910,815 shares issued, and 7,972,244 and 4,854,302 outstanding at June 30, 2023 and December 31, 2022, respectively	79,722	48,543
Treasury stock, at cost: 16,821 and 56,513 shares held as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	47,067,377	39,496,183
Stockholders’ notes receivable	—	(18,547)
Accumulated other comprehensive income	188,206	237,252
Accumulated deficit	(44,017,544)	(39,299,726)
Total T Stamp Inc. Stockholders’ Equity	3,317,761	463,705
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	3,479,200	625,144
Total Liabilities and Stockholders’ Equity	$9,289,383	$6,411,918
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net revenue	$460,804	$708,288	$919,438	$3,529,333
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	203,928	348,166	420,887	1,042,144
Research and development	574,397	574,490	1,206,766	1,022,903
Selling, general, and administrative	1,877,616	2,532,849	3,847,173	5,698,695
Depreciation and amortization	187,272	190,703	406,454	344,631
Total Operating Expenses	2,843,213	3,646,208	5,881,280	8,108,373
Operating Loss	(2,382,409)	(2,937,920)	(4,961,842)	(4,579,040)
Non-Operating Income (Expense):
Interest expense, net	(9,793)	(2,354)	(19,994)	(6,312)
Change in fair value of warrant liability	6,955	36,472	5,615	77,060
Impairment of digital assets	—	(23,885)	—	(23,885)
Other income	217,605	5,673	261,547	12,614
Other expense	(2,726)	(272)	(3,144)	(94,785)
Total Other Expense (Income), Net	212,041	15,634	244,024	(35,308)
Net Loss before Taxes	(2,170,368)	(2,922,286)	(4,717,818)	(4,614,348)
Income tax expense	—	—	—	—
Net loss including non-controlling interest	(2,170,368)	(2,922,286)	(4,717,818)	(4,614,348)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,170,368)	$(2,922,286)	$(4,717,818)	$(4,614,348)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.32)	$(0.63)	$(0.80)	$(1.00)
Weighted-average shares used to compute basic and diluted net loss per share	6,757,320	4,653,317	5,897,089	4,601,788
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss including non-controlling interest	$(2,170,368)	$(2,922,286)	$(4,717,818)	$(4,614,348)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(7,604)	(34,726)	(49,046)	27,924
Total Other Comprehensive Income (Loss)	(7,604)	(34,726)	(49,046)	27,924
Comprehensive loss	(2,177,972)	(2,957,012)	(4,766,864)	(4,586,424)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,177,972)	$(2,957,012)	$(4,766,864)	$(4,586,424)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2022	4,649,492	$46,495	$35,964,473	56,513	$—	$(102,337)	$246,550	$(28,900,248)	$161,439	$7,416,372
Exercise of options to common stock	3,351	33	18,245	—	—	—	—	—	—	18,278
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	4,304	43	(15,473)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	27,930	—	—	—	27,930
Stock-based compensation	—	—	459,646	—	—	—	—	—	—	459,646
Currency translation adjustment	—	—	—	—	—	—	(34,726)	—	—	(34,726)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(2,922,286)	—	(2,922,286)
Balance, June 30, 2022	4,657,147	$46,571	$36,426,891	56,513	$—	$(74,407)	$211,824	$(31,822,534)	$161,439	$4,949,784

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2023	5,121,607	$51,216	$39,479,741	—	$—	$—	$195,810	$(41,847,176)	$161,439	$(1,958,970)
Exercise of prefunded warrants to common stock	1,553,250	15,533	(13,979)	—	—	—	—	—	—	1,554
Exercise of options to common stock	1,740	17	(17)	—	—	—	—	—	—	—
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	(16,821)	(168)	52,707	16,821	—	—	—	—	—	52,539
Stock-based compensation	—	—	97,737	—	—	—	—	—	—	97,737
Currency translation adjustment	—	—	—	—	—	—	(7,604)	—	—	(7,604)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(2,170,368)	—	(2,170,368)
Balance, June 30, 2023	7,972,244	$79,722	$47,067,377	16,821	$—	$—	$188,206	$(44,017,544)	$161,439	$3,479,200
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	4,095,029	$40,950	$31,985,880	56,513	$—	$(130,267)	$183,900	$(27,208,186)	$161,439	$5,033,716
Exercise of warrants to common stock	490,490	4,905	3,378,857	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	12,071	120	71,472	—	—	—	—	—	—	71,592
Issuance of common stock	16,086	161	203,277	—	—	—	—	—	—	203,438
Issuance of common stock warrants	—	—	55,838	—	—	—	—	—	—	55,838
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	43,471	435	(15,865)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	55,860	—	—	—	55,860
Stock-based compensation	—	—	747,432	—	—	—	—	—	—	747,432
Currency translation adjustment	—	—	—	—	—	—	27,924	—	—	27,924
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(4,614,348)	—	(4,614,348)
Balance, June 30, 2022	4,657,147	$46,571	$36,426,891	56,513	$—	$(74,407)	$211,824	$(31,822,534)	$161,439	$4,949,784

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	1,553,250	15,533	(13,979)	—	—	—	—	—	—	1,554
Exercise of options to common stock	1,740	17	1,983	—	—	—	—	—	—	2,000
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	245,725	2,457	(25,261)	(39,692)	—	—	—	—	—	(22,804)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	157,311	—	—	—	—	—	—	157,311
Currency translation adjustment	—	—	—	—	—	—	(49,046)	—	—	(49,046)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(4,717,818)	—	(4,717,818)
Balance, June 30, 2023	7,972,244	$79,722	$47,067,377	16,821	$—	$—	$188,206	$(44,017,544)	$161,439	$3,479,200
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(4,717,818)	$(4,614,348)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	406,454	344,631
Stock-based compensation	157,311	747,432
Change in fair value of warrant liability	(5,615)	(77,060)
Repayment of shareholder loan through in-kind services	18,547	55,860
Impairment of assets	16,819	23,885
Gain on sale of property and equipment	(216,189)	—
Non-cash interest	19,904	—
Non-cash lease expense	109,879	—
Non-cash write off of mobile hardware	(15,775)	—
Loss on retirement of equipment	17,589	—
Changes in assets and liabilities:
Accounts receivable	521,685	539,770
Related party receivables	(1,551)	(20,533)
Prepaid expenses and other current assets	83,041	294,198
Other assets	(9,063)	27,539
Accounts payable	(171,183)	93,731
Accrued expense	(437,365)	(616,528)
Related party payables	(134,824)	(89,616)
Deferred revenue	887,218	(287,713)
Income tax payable	(5,616)	—
Operating lease liabilities	(104,817)	—
Customer deposit liabilities	—	(280,108)
Net cash flows from operating activities	(3,581,369)	(3,858,860)
Cash flows from investing activities:
Sale of property and equipment	377,360	—
Capitalized internally developed software costs	(356,892)	(395,748)
Patent application costs	(37,717)	(93,749)
Acquisition of Pixelpin intangible asset	—	13,362
Purchases of property and equipment	—	(18,117)
Purchase of digital assets	—	(30,000)
Net cash flows from investing activities	(17,249)	(524,252)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	7,464,312	203,439
Proceeds from exercise of warrants to common stock	1,554	3,385,935
Proceeds from exercise of options to common stock	2,000	71,592
Forfeited common stock shares to satisfy taxes	(22,804)	—
Proceeds from issuance of common stock warrants	—	55,838
Principal payments on financial liabilities	(29,715)	(30,098)
Net cash flows from financing activities	$7,415,347	$3,686,706
Effect of foreign currency translation on cash	(35,809)	48,274
Net change in cash and cash equivalents	3,780,920	(648,132)
Cash and cash equivalents, beginning of period	1,254,494	3,475,695
Cash and cash equivalents, end of period	$5,035,414	$2,827,563

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$570	$8

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$82,185	$—
Adjustment to operating lease right of use assets related to terminated leases	$82,095	$—
Adjustment to operating lease operating lease liabilities related to renewed leases	$83,298	$—
Adjustment to operating lease liabilities related to terminated leases	$77,648	$—
Prepaid rent expense reclassified upon termination of leases	$5,335	$—
Property and equipment acquired under financial liability	$—	$(297,240)

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
Trust Stamp develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning, artificial intelligence, biometric science, cryptography, and data mining, to deliver insightful identity and trust predictions that identify and defend against fraudulent identity attacks, protect sensitive user information, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge-computing, neural networks, and large language models to process and protect data faster and more effectively than has ever previously been possible in order to deliver results at a disruptively low cost for usage across multiple industries, including:
•Banking/FinTech
•KYC/AML Compliance
•Humanitarian and Development Services
•Government and Law Enforcement, including Alternative to Detention programs
•Cryptocurrency and Digital Assets
•Biometrically Secured Email and Digital Communications
•P2P Transactions, Social Media, and Sharing Economy
•Real Estate, Travel, and Healthcare

Reverse Split — On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation and approved to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every five (5) outstanding shares of Class A Common Stock was combined and became one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively restated to reflect the Reverse Split. The Reverse Split was effective for trading on the market opening of Nasdaq on March 23, 2023. The Reverse Stock Split effective March 23, 2023, was ratified by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023.
Amended and Restated Certificate of Incorporation — On July 6, 2023, the Company received confirmation of the acceptance of its Third Amended and Restated Certificate of Incorporation (the "Third Restated Certificate") from the Secretary of State of Delaware. The Third Restated Certificate was approved by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023. The Third Restated Certificate maintained the 50,000,000 authorized shares of Common Stock and eliminated the authorized Preferred Stock. The Third Restated Certificate also created a classified Board of Directors of the Company with three classes of directors who will stand for election in staggered years.
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the six months ended June 30, 2023 of $4.72 million, negative operating cash outflows of $3.58 million for the same period, working capital of $1.47 million and an accumulated deficit of $44.02 million as of June 30, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy the Company’s capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. On April 18, 2023, the Company sold 563,380 shares of Class A Common Stock to the institutional investor for total proceeds of $1,859,154 and on same date, the institutional investor purchased and exercised the 1,009,950 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 1,573,330 shares of Class A Common Stock for net proceeds of $4.78 million from the registered direct offering after deducting placement fee and legal expense of $363 thousand and $50 thousand, respectively. On June 5, 2023, the Company sold 736,400 shares of Class A Common Stock to the institutional investor for total proceeds of $1,693,720 and on same date, the institutional investor purchased 543,300 pre-funded warrants that were subsequently exercised during the three months ended June 30, 2023, for total proceeds to the Company of $1,249,590, resulting in an aggregate issuance by the Company of 1,279,700 shares of Class A Common Stock for net proceeds of $2,686,773 from the registered direct offering after deducting placement fee and legal expense of $205,994 and $50,000, respectively. See Note 3 to the financial statements provided under Item 1 of this report for more details.
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
Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of operations for the six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 was derived from the audited financial statements as of that December 31, 2022 but does not include all of the disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, and Trust Stamp Denmark ApS. All significant intercompany transactions and accounts have been eliminated.
On February 28, 2023, the Company received the Certificate of Termination from the State of Georgia, which represents the completion of administratively dissolving T Avatar LLC. As there were no operations established under the entity, there is a limited impact to Trust Stamp. The dissolution of T Avatar LLC was effective February 28, 2023.
On June 2, 2023, the Company received the termination resolution from the Polish National Court Register, which represents the completion of administratively dissolving Sunflower AI Technologies (“SAIT”). As there were no operations established under the entity, there is a limited impact to Trust Stamp. The dissolution of SAIT was effective May 10, 2023.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023 Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of June 30, 2023, TSIH held 16,821 treasury stock earmarked for future employee RSU bonuses.
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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain our cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2023 and December 31, 2022, the Company had $4.24 million and $71 thousand in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Three customers represented 92.71% or 60.29%, 25.55%, and 6.87% of the balance of total accounts receivable as of June 30, 2023 and three customers represented 95.37% or 36.90%, 32.69%, and 25.78% of the balance of total accounts receivable as of December 31, 2022. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of accounts receivable balances. As of June 30, 2023 and December 31, 2022, the Company had not experienced any significant losses on its accounts receivable.
During the three months ended June 30, 2023, the Company sold to primarily three customers which made up approximately 90.67% of total Net revenue, and consisted of 48.97%, 31.33%, and 10.37% from an S&P 500 Bank, Mastercard, and Triton, respectively.
Additionally, during the three months ended June 30, 2022, the Company sold to primarily three customers which made up approximately 88.57% of total Net revenue, and consisted of 38.14%, 28.45%, and 21.98% from an S&P 500 Bank, ICE, and Mastercard.
During the six months ended June 30, 2023, the Company sold to primarily four customers which made up approximately 92.73% of total Net revenue, and consisted of 44.57%, 28.21%, 10.22%, and 9.73% from an S&P 500 Bank, Mastercard, FIS, and Triton, respectively.
Additionally, during the six months ended June 30, 2022, the Company sold to primarily four customers which made up approximately 97.57% of total Net revenue, and consisted of 69.19%, 15.59%, 9.56%, and 3.23% from ICE, an S&P 500 Bank, Mastercard, and FIS.
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
Accounts Receivable and Allowance for Credit Losses — Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company’s trade receivables primarily arise from the sale of our products to customers through contracts for software licenses and subscriptions, software usage, web hosting fees, and software development with payment terms of 60 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors include the customers’ financial condition and past payment experience.

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an customer basis. The estimate of expected credit losses considers any historical losses, delinquency trends, collection experience, and/or economic risk where appropriate. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers and contracts. As of June 30, 2023, the Company had gross receivables of $495 thousand and an allowance for credit losses of $8 thousand.
As of June 30, 2023 and December 31, 2022, accounts receivable includes unbilled receivables of $104 thousand and $109 thousand, respectively.
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
The Company determined that as of June 30, 2023, $17 thousand of capitalized internal-use software was impaired. The impaired capitalized internal-use software was expensed during the six months ended June 30, 2023. As of December 31, 2022, the Company determined that no long-lived assets with finite lives were impaired.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. There were no impairment charges to goodwill during the six months ended June 30, 2023 and year ended December 31, 2022.
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
Revenue Recognition — The Company derives its revenue primarily from professional services. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company determines the amount of revenue to be recognized through the application of the following steps:
•Identification of the contract, or contracts with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the Company satisfies the performance obligations.
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
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2023, and December 31, 2022, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Professional services (over time)	$385,804	$645,788	$769,438	$3,404,333
License fees (over time)	75,000	62,500	150,000	125,000
Total Revenue	$460,804	$708,288	$919,438	$3,529,333
Contract Balances — The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue-generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore, the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.
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
Costs to Obtain and Fulfill Contracts — Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. In alignment with ASC 340, Other Assets and Deferred Costs ("ASC 340"), the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect to recover the costs. The Company elected to apply the practical expedient in accordance with ASC 340 which allows the Company to expense commissions as incurred when the contract term is twelve months or less in total. Costs to obtain contracts and costs to fulfill contracts were not material in the periods presented.
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
Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $56 thousand and $65 thousand for the three months ended June 30, 2023 and 2022, respectively, and $108 thousand and $124 thousand for the six months ended June 30, 2023 and 2022, respectively.
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
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. There were no discrete items that impacted the effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.
The Company had an effective tax rate of 0% for the three and six months ended June 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
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
The Company had no unrecognized tax benefits as of June 30, 2023 and December 31, 2022.
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of June 30, 2023 and December 31, 2022.
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

2. Borrowings
Promissory Notes Payable

	As of June 30, 2023	As of December 31, 2022
Malta loan receipt 3 – June 3, 2022	$63,459	$62,365
Malta loan receipt 2 – August 10, 2021	309,106	303,778
Malta loan receipt 1 – February 9, 2021	500,626	491,996
Interest added to principal	28,822	11,551
Total principal outstanding	902,013	869,690
Plus: accrued interest	19,904	16,775
Total promissory notes payable	$921,917	$886,465
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of June 30, 2023, the balance received was $873 thousand which includes changes in foreign currency rates.
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
3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2022 to June 30, 2023:

Warrants ($)
Balance as of January 1, 2022	$374,694
Additional warrants issued	—
Change in fair value	(113,125)
Balance as of December 31, 2022	$261,569
Additional warrants issued	—
Change in fair value	(5,615)
Balance as of June 30, 2023	$255,954
As of June 30, 2023, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a deferred contract acquisition asset and to a warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of June 30, 2023.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of June 30, 2023, the warrant liability is recorded at $6 thousand which is a $6 thousand decrease, recorded to change in fair value of warrant liability, from the balance of $12 thousand as of December 31, 2022.

Fair Value of Warrants	$1.28 — $2.57
Exercise price	$0.61 — $0.96
Risk free interest rate	4.09% — 4.49%
Expected dividend yield	—%
Expected volatility	85.88% — 92.90%
Expected term	3 years
Equity Classified Warrants

		As of June 30,	As of December 31,
Warrant Issuance Date	Strike Price	2023	2022
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
August – December 2021	$20.00	—	268,743
January – February 2022	$20.00	—	15,171
September 14, 2022	$2.30	390,000	390,000
April 18, 2023	$3.30	1,573,330	—
June 5, 2023	$2.30	1,279,700	—
Total warrants outstanding		4,034,199	1,465,083
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
The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2023.
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
During the quarter ended June 30, 2022, investors exercised 2,850 warrants at an exercise price of $20.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.
The warrants to purchase the remaining 283,914 shares of the Company’s Class A Common Stock expired on January 26, 2023 and are no longer outstanding as of June 30, 2023.
On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to the Armistice Capital Master Fund Ltd. in a private placement 195,000 shares of Class A Common Stock of the Company and warrants to purchase 390,000 shares of Class A Common Stock of the Company at an exercise price of $8.85 for a total purchase price of $1,511,250. The Company incurred offering costs of $90,675 from this transaction that were recorded as a reduction of the gross proceeds. The 390,000 warrants may be exercised at any time by the Selling Stockholder starting on the issuance date, September 14, 2022, until the five year and six-month anniversary thereafter.
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
On June 5, 2023, the Company entered into an Amendment to Existing Warrants agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Amendment to Existing Warrants, the exercise price for the warrants to purchase 390,000 shares of Class A Common Stock of the Company is reduced to $2.30 for a total purchase price of $897,000. In addition, the expiration date for the 390,000 warrants is amended allowing the exercise of the warrant at any time by the Selling Stockholder starting on the closing of the offering, June 5, 2023, until the five year anniversary thereafter.
The warrants to purchase 390,000 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2023.
On April 14, 2023, the Company entered into a securities purchase agreement (“SPA”) with Armistice Capital Master Fund Ltd. Pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 563,380 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $3.30 per share, and pre-funded warrants to purchase up to 1,009,950 shares of Class A Common Stock, at a price of $3.299 per prefunded warrant, at an exercise price of $0.001 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,573,330 shares of Class A Common Stock, at an exercise price of $3.30 per share. On April 18, 2023, the Company sold 563,380 shares of Class A Common Stock to the institutional investor at a price of $3.30 per share for total proceeds $1,859,154. Additionally, on same date, the institutional investor purchased and exercised the 1,009,950 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 1,573,330 shares of Class A Common Stock for net proceeds of $4,778,550 from the registered direct offering after deducting placement fee and legal expense of $363,439 and $50,000, respectively.
The common stock purchase warrants to purchase 1,573,330 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2023.

On June 1, 2023, the Company entered into a securities purchase agreement (“SPA”) with an Armistice Capital Master Fund Ltd. Pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 736,400 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $2.30 per share, and pre-funded warrants to purchase up to 543,300 shares of Class A Common Stock, at a price of $2.299 per prefunded warrant, at an exercise price of $0.001 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,279,700 shares of Class A Common Stock, at an exercise price of $2.30 per share. On June 5, 2023, the Company sold 736,400 shares of Class A Common Stock to the institutional investor at a price of $2.30 per share for total proceeds of $1,693,720. Additionally, on same date, the institutional investor purchased the 543,300 pre-funded warrants at a price of $2.299 per prefunded warrant, for total proceeds to the Company of $1,249,047, resulting in an issuance by the Company of 736,400 shares of Class A Common Stock for net proceeds of $2,686,773 from the registered direct offering after deducting placement fee and legal expense of $205,994 and $50,000, respectively.
On June 12, 2023, the institutional investor exercised 322,300 pre-funded warrants at a price of $0.001 per prefunded warrant, resulting in an issuance by the Company of 322,300 shares of Class A Common Stock for total proceeds of $322. Additionally, on June 23, 2023, the institutional investor exercised 221,000 pre-funded warrants at a price of $0.001 per prefunded warrant, resulting in an issuance by the Company of 221,000 shares of Class A Common Stock for total proceeds of $221.
The common stock purchase warrants to purchase 1,279,700 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2023.
4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid operating expenses	$257,851	$225,756
Rent deposit	54,826	55,981
VAT receivable associated with SAIT	94,739	71,742
Tax credit receivable (short-term)	66,135	218,239
Miscellaneous receivable	28,829	8,368
Prepaid expenses and other current assets	$502,380	$580,086
Capitalized internal-use software, net
Capitalized internal-use software, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	June 30, 2023	December 31, 2022
Internally developed software	5 Years	$3,633,451	$3,314,450
Less accumulated depreciation		(2,153,727)	(1,895,778)
Capitalized internal-use software, net		$1,479,724	$1,418,672
Amortization expense is recognized on a straight-line basis and for the three months ended June 30, 2023 and 2022 totaled $138 thousand and $127 thousand, respectively. Amortization expense is recognized on a straight-line basis and for the six months ended June 30, 2023 and 2022 totaled $279 thousand and $246 thousand, respectively.
The Company determined that as of June 30, 2023, $17 thousand of capitalized internal-use software was impaired. The impaired capitalized internal-use software was expensed to Research and development during the six months ended June 30, 2023.

Property and equipment, net
Property and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	June 30, 2023	December 31, 2022
Computer equipment	3-4 Years	$147,978	$148,832
Furniture and fixtures	10 Years	27,698	27,220
Mobile hardware	2.5 years	—	297,150
Property and equipment, gross		175,676	473,202
Less accumulated depreciation		(104,090)	(172,538)
Property and equipment, net		$71,586	$300,664
Depreciation expense is recognized on a straight-line basis and for the three months ended June 30, 2023 and 2022 totaled $11 thousand and $42 thousand, respectively. Depreciation expense is recognized on a straight-line basis and for the six months ended June 30, 2023 and 2022 totaled $53 thousand and $52 thousand, respectively.
On April 26, 2023, the Company sold a portion of the mobile hardware for a gross sales price of $180 thousand and a gain of $108 thousand. On May 26, 2023, the Company sold another portion of the mobile hardware for a gross sales price of $197 thousand and a gain of $108 thousand.
Accrued expenses
Accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Compensation payable	$312,328	$171,851
Commission liability	33,299	58,771
Accrued employee taxes	282,641	591,992
Accrued mobile expenses	—	177,099
Other accrued liabilities	34,191	100,111
Accrued expenses	$662,459	$1,099,824

5. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill for the periods ended June 30, 2023 and December 31, 2022.
Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	June 30, 2023	December 31, 2022
Patent application costs	3 Years	$420,002	$382,285
Trade name and trademarks	3 Years	69,556	68,356
Intangible assets, gross		489,558	450,641
Less: Accumulated amortization		(274,735)	(198,955)
Intangible assets, net		$214,823	$251,686
Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the three months ended June 30, 2023 and 2022 totaled $38 thousand and $22 thousand, respectively. Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the six months ended June 30, 2023 and 2022 totaled $75 thousand and $46 thousand, respectively.

Estimated future amortization expense of intangible assets is as follows:

Years Ending December 31,	Amount
2023	$76,048
2024	93,545
2025	42,884
2026	2,346
$214,823
6. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(2,170,368)	$(2,922,286)	$(4,717,818)	$(4,614,348)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	6,757,320	4,653,317	5,897,089	4,601,788

Net loss per share attributable to common stockholders	$(0.32)	$(0.63)	$(0.80)	$(1.00)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2023	June 30, 2022
Options, RSUs, and grants	642,927	718,351
Warrants	5,017,180	1,278,153
Total	5,660,107	1,996,504
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
During the three and six months ended June 30, 2023 and 2022, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the three months ended June 30, 2023 and 2022 included grants totaling, $0 and $1 thousand, respectively, options totaling $0, and RSUs totaling $6 thousand and $37 thousand, respectively.
The total granted stock-based awards to advisory board members and other external advisors during the six months ended June 30, 2023 and 2022 included grants totaling, $0 and $4 thousand, respectively, options totaling $0, and RSUs totaling $9 thousand and $54 thousand, respectively.

In addition to issuing stock awards to advisory board members and other external advisors, during the three and six months ended June 30, 2023 and 2022, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended June 30, 2023 and 2022 included grants totaling, $21 thousand and $73 thousand, respectively, options totaling $3 thousand and $14 thousand, respectively, and RSUs totaling $68 thousand and $335 thousand, respectively.
The total granted stock-based awards to employees during the six months ended June 30, 2023 and 2022 included grants totaling, $47 thousand and $221 thousand, respectively, options totaling $7 thousand and $43 thousand, respectively, and RSUs totaling $95 thousand and $424 thousand, respectively.
The following table summarizes stock option activity for the three and six months ended June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2022	395,002	$6.40	2.42	$5,365,737
Options granted	7,443	3.20
Options exercised	(15,121)	6.30
Options canceled and forfeited	(215)	4.40
Balance as of December 31, 2022	387,109	$6.40	1.45	$—
Options granted	2,647	3.01
Options exercised	(1,230)	3.25
Options canceled and forfeited	(756)	7.94
Balance as of March 31, 2023	387,770	$6.37	1.21	$—
Options granted	2,675	2.24
Options exercised	0	—
Options canceled and forfeited	(937)	6.40
Balance as of June 30, 2023	389,508	6.34	0.98	—
Options vested and exercisable as of June 30, 2023	389,508	$6.34	0.98	$—

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	5,322	2.57
Options exercised	(1,230)	3.25
Options canceled and forfeited	(1,693)	7.09
Balance as of June 30, 2023	389,508	6.34	0.98	—
Options vested and exercisable as of June 30, 2023	389,508	$6.34	0.98	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 is $0 and $19 thousand, respectively.
The weighted average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $1.48 and $11.95 per share, respectively. The total grant-date fair value of options that vested during the six months ended June 30, 2023 and 2022 was $7 thousand and $44 thousand, respectively.
As of June 30, 2023, the Company had 389,508 stock options outstanding of which all are fully vested options. As of June 30, 2023, the Company had 66,630 common stock grants outstanding of which 58,135 were vested but not issued and 8,495 were not yet vested. All granted and outstanding common stock grants will fully vest by June 30, 2024. The

Company had unrecognized stock-based compensation related to common stock grants of $11 thousand as of June 30, 2023.
As of June 30, 2023, the Company had 186,789 RSUs outstanding of which 147,518 were vested but not issued and 39,271 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2024. The Company had unrecognized stock-based compensation related to RSUs of $97 thousand as of June 30, 2023.
A summary of outstanding RSU activity is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2022	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564
Granted	9,253
Vested (issued)	(98,193)
Forfeited	(16,835)
Balance as of June 30, 2023	186,789
The following assumptions were used to calculate the fair value of options granted during the six months ended June 30, 2023:

Fair value of Class A Common Stock	$1.60—3.57
Exercise price	$1.99 — 3.09
Risk free interest rate	3.82 — 4.27%
Expected dividend yield	0.00%
Expected volatility	85.88 — 96.45%
Expected term	3 Years
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of services	$161	$1,220	$656	$3,394
Research and development	12,766	50,440	31,620	110,300
Selling, general, and administrative	84,810	407,986	125,035	633,738
Total stock-based compensation expense	$97,737	$459,646	$157,311	$747,432
8. Related Party Transactions
Related party payables of $138 thousand and $273 thousand as of June 30, 2023 and December 31, 2022, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended June 30, 2023 and 2022, totaled approximately $242 thousand and $219 thousand, respectively. Total costs incurred in relation to 10Clouds for the six months ended June 30, 2023 and 2022, totaled approximately $535 thousand and $434 thousand, respectively.

Legal Services
A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 and $34 thousand during the three months ended June 30, 2023 and 2022, respectively. Total expenses incurred by the Company in relation to these services totaled $0 and $63 thousand during the six months ended June 30, 2023 and 2022, respectively. Amounts payable as of June 30, 2023 and December 31, 2022 were $0.
Options Agreement
The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 281,648 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $6.00 per share. The options have no vesting period and will expire in November 2023. The loan was repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020 and the final payment received in February 2023. As of June 30, 2023 and December 31, 2022, the shareholder loan balances were $0 and $19 thousand, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who is a current Director of the Company. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of June 30, 2023 and December 31, 2022, the Vital4Data, Inc. commission due was $0.
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “prepaid expenses and other current assets” in the unaudited condensed consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred $0 in expenses that are reimbursable under the grant. As of June 30, 2023, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. During the six months ended June 30, 2023 and 2022, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of June 30, 2023, no amounts provided under this grant were received.

10. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of June 30, 2023, there were no minimum lease commitments related to month-to-month lease arrangements.
Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use assets and lease liabilities. The Company’s leases have remaining terms of 1 to 3 years. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	June 30, 2023
Weighted average remaining lease term	1.49 Years
Weighted average discount rate	5.0%
During the six months ended June 30, 2023, the Company terminated four leases including two offices in Malta and two vehicles in Malta. The terminated leases were operating leases. As a result of the terminations, the Company incurred $11 thousand in lease termination fees and recorded a loss of $178 related to this lease termination for the six months ended June 30, 2023.

June 30, 2023
Leases terminated	4
Lease termination fees	$10,932
Right-of-use assets derecognized upon lease termination	$82,095
Lease liabilities derecognized upon lease termination	$77,648
Loss recognized upon lease termination	$178
On April 28, 2023, the Company extended the Malta office lease agreement, which would have ended on July 28, 2023, for a term of one additional year. The lease extension increased the right-of-use asset by $82 thousand and the operating lease liability by $83 thousand. The Company classified the amended lease as an operating lease under ASC 842.
Balance sheet information related to leases as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Right-of-use assets
Operating lease right-of-use assets	$205,976	$315,765

Operating lease liabilities
Short-term operating lease liabilities	$139,056	$177,795
Long-term operating lease liabilities	41,978	102,407
Total operating lease liabilities	$181,034	$280,202

Future maturities of ASC 842 lease liabilities as of June 30, 2023 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2023	$76,285	$3,545	$79,830
2024	81,243	2,418	83,661
2025	22,909	392	23,301
2026	598	—	598
Total future maturities	$181,035	$6,355	$187,390
Total lease expense, under ASC 842, was included in selling, general, and administrative expenses in our consolidated statement of operations for the three and six months ended June 30, 2023 as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense – fixed payments	$46,402	$—	$129,436	$—
Short term lease expense	15,620	—	37,552	—
Total lease expense	$62,022	$—	$166,988	$—
Supplemental cash flows information related to leases was as follow:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(104,817)
During the six months ended June 30, 2023, the Company did not incur variable lease expense.
Financial Liability Obligation — As of June 30, 2023, the Company’s financial liability totaled $162 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability will be paid within the year ending December 31, 2023.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
11. Subsequent Events
Subsequent events have been evaluated through August 14, 2023, the date these unaudited condensed consolidated financial statements were available to be issued.
Amended and Restated Certificate of Incorporation — On July 6, 2023, the Company received confirmation of the acceptance of its Third Amended and Restated Certificate of Incorporation (the "Third Restated Certificate") from the Secretary of State of Delaware. The Third Restated Certificate was approved by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023. The Third Restated Certificate maintained the 50,000,000 authorized shares of Common Stock and eliminated the authorized Preferred Stock. The Third Restated Certificate also created a classified Board of Directors of the Company with three classes of directors who will stand for election in staggered years.

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
Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting edge technology including biometric science, cryptography, artificial intelligence, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable probabilistic authentication without the need to store or share biometric images or traditional templates. By retaining the usefulness of biometric-derived data while minimizing the risk, we allow businesses, NGOs, and government agencies to adopt biometrics and other anti-fraud initiatives while protecting end-user personal information from hacks and leaks.
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
To address this unprecedented danger and the increased cross-industry need to establish trust quickly and securely in virtual environments, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2 TM, solutions, which replace biometric templates with a cryptographic hash that can never be rebuilt into the original data and cannot be used to identify the subject outside the environment for which it is designed.
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
Data security and fraud
•In 2022, 4,145 publicly disclosed breaches exposed over 22 billion records according to the “2021 Year End Report: Data Breach QuickView” published by Flashpoint.
•The cumulative merchant losses to online payment fraud between 2023 and 2027 will exceed $343 billion globally according to a 2022 report titled “Fighting Online Payment Fraud in 2022 & Beyond” published by Juniper Research.
Trust Stamp addresses this market with biometric identity verification and biometric authentication solutions — which offer Trust Stamp’s proprietary irreversible identity token to perform biometric-based matching in a secure and tokenized domain, matching tokenized personally identifiable information while implementing liveness detection.
Biometric authentication
•By 2027, the value of biometrically authenticated remote mobile payments will reach $1.2 trillion globally, according to a 2022 report titled “Mobile Payment Biometrics” published by Juniper Research.
•The global biometric system market size is valued at $41.1 billion per annum in 2023, with a forecast compound growth of 20.4% from 2023 to 2030 with a 2030 revenue forecast of $150.6 billion according to the 2023 report titled “Biometric Technology Market Size, Share & Trends Analysis Report By Component, By Offering, By Authentication Type, By Application, By End-use, By Region, And Segment Forecasts, 2023 — 2030” published by Grand View Research.
Trust Stamp addresses this market through its biometric authentication and liveness detection products — which offer Trust Stamp’s proprietary irreversible identity token to perform biometric matching in a secure and tokenized domain. This permits biometric authentication without the risk of storing pictures and biometric templates.
Financial and societal inclusion
•As of 2021, 1.4 billion people were unbanked according to the “Global Findex Database 2021” published by The World Bank.
•131 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNSGSA Financial Inclusion Webpage, Accessed March 2023)
•The global market for Microfinance is estimated at $157 Billion in the year 2020, and is projected to reach $342 billion by 2026 according to the 2022 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc.
Trust Stamp’s biometric authentication, liveness detection, and information tokenization enable individuals to verify and establish their identities using biometrics. While individuals in this market lack traditional means of identity verification, Trust Stamp provides a means to authenticate identity that preserves an individual’s privacy and control over that identity.
Alternatives to Detention (“ATD”)
•The ATD market includes Federal, State and Municipal agencies for both criminal justice and immigration purposes. Trust Stamp addresses the ATD market with applications built on Trust Stamp’s privacy-preserving solutions allowing individuals to comply with ATD requirements using ethical and humane technology methodologies. In 2022 the Company entered into a Technology Services Agreement with an industry partner with substantial experience in the criminal justice market and that agreement provides the foundation for the Company’s go-to-market plan in the ATD market.

Trust Stamp’s key sub-markets are:
i)Identity authentication for the purpose of account opening, access and fraud detection;
ii)The creation of tokenized digital identities to facilitate financial and societal inclusion; and
iii)In-community case-management services for governmental agencies.
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
Our Principal Products and Services
Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2 TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the six months ended June 30, 2023.
We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements wherever such requirements are applicable.
Our Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and then implementing them through custom applications built and maintained for a small number of key customers. In 2022 the company added to its product offerings a modular and highly scalable Software-as-a-Service (SaaS) model with low-code or no implementation (“the Orchestration Layer”). Although the Company remains open to significant opportunities to deliver custom solutions, sales of Orchestration Layer products are the primary focus of the Company’s sales and development initiatives. This strategic pivot in the Company’s go-to-market approach is expected to negatively impact revenue in 2023 while substantially increasing potential revenue in 2024 and thereafter.
Historically, the Company generated most of its income through two long-term partnerships, comprising a relationship with an S&P 500 bank with services provided pursuant to a Master Software Agreement entered into in 2017, together with a relationship with Mastercard International (“Mastercard”) with services provided under the terms of a ten-year technology services agreement entered into in March 2019 (“the TSA”). Both of those relationships remain strong, and the Company anticipates future revenue growth from the two relationships.
Under the TSA, IT2 TM technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare. Under the TSA, the Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per user per year” basis for all transactions utilizing its technology. In December of 2022, the Company entered a modification of the agreed pricing schedule with Mastercard to move from a per-use to a per-user-year model to broaden the range of potential use cases. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA if the other party becomes, including but not limited to, insolvent, subject to a bankruptcy, dissolved or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one year-periods unless either party provides ninety days written notice of intent not to renew. To date, the Company has received guaranteed minimum annual payments on account of usage. Based upon information provided to us by Mastercard we anticipate user-based revenue starting in 2024 and growing year-on-year thereafter.
In 2022 the Company expanded its key customer base to include a relationship with Fidelity Information Services, LLC (“FIS”), a relationship focused upon the implementation of our Orchestration Layer and underlying technologies in FIS’ Global KYC product offering.
The Orchestration Layer is a low-code platform that is designed to be a one-stop shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis. The Orchestration Layer utilizes the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The Orchestration Layer facilitates no-code and low-code implementations of the Company’s technology making adoption and updating faster and cost-effective for a broader range of potential customers.
In the third quarter of 2022, the Company acquired its first 2 new customers on the Orchestration Layer through its partnership with FIS and in the fourth quarter of 2022, 4 additional FIS customers onboarded. As of the date of this Quarterly Report on Form 10-Q, a total of 29 financial institutions with over $1 trillion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers implementing the Orchestration Layer to 33. The first (non-FIS) client onboarded to the Orchestration Layer in 2022 has generated $133 thousand of revenue for the Company to date including $89 thousand during the six months ended June 30, 2023. Although each of the institutions onboarded via FIS pays a small onboarding fee, given the typical time taken by a financial institution to test, implement and roll out any new technology, the Company does not anticipate significant revenue from the new FIS customers until 2024.
Reinforced by the product-market fit indicated by the FIS roll-out, the Company is building a direct sales force to offer the Orchestration Layer to non-FIS institutions. The first two Orchestration Layer account executives onboarded with the Company late in Q2 of 2023 with an additional two account executives, contracted to onboard in Q3 of 2023. In parallel, the Company has recruited sales development representatives to support the account executives. The Company continues recruitment of account executives and anticipates steady growth of the direct sales team throughout the balance of 2023 and in 2024. Each of the account executives recruited brings significant experience and a successful track record in the identity solutions market and the Company anticipates contracted revenue from this initiative in 2023 and significant banked revenue in 2024.
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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.
•Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs.
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.
•Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.
Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement to our U.S. GAAP results.
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss before taxes	$(2,170,368)	$(2,922,286)	$(4,717,818)	$(4,614,348)
Add: Other expense	2,726	272	3,144	94,785
Less: Other income	(4,723)	(5,673)	(48,665)	(12,614)
Less: Gain on sale of mobile hardware	(212,882)	—	(212,882)	—
Add: Interest expense, net	9,793	2,354	19,994	6,312
Add: Stock-based compensation	97,737	459,646	157,311	747,432
Add: Impairment loss of assets	16,819	23,885	16,819	23,885
Add: Non-cash expenses for in-kind services	—	27,930	18,547	55,860
Add: Depreciation and amortization	187,272	190,703	406,454	344,631
Adjusted EBITDA loss (non-GAAP)	$(2,073,626)	$(2,223,169)	$(4,357,096)	$(3,354,057)
Adjusted EBITDA (non-GAAP) loss for the three months ended June 30, 2023, decreased by 6.73%, to $2.07 million from $2.22 million for the three months ended June 30, 2022. The overall decrease in adjusted EBITDA loss during the three months ended June 30, 2023 was driven by a combination of the decrease in Net loss before taxes of $752 thousand offset by the decreases in stock-based compensation of $362 thousand and gain on sale of mobile hardware of $213 thousand. See “Results of Operations” below for further discussion on the drivers behind the decrease in Net loss before taxes during the three months ended June 30, 2023.
Adjusted EBITDA (non-GAAP) loss for the six months ended June 30, 2023, increased by 29.91%, to $4.36 million from $3.35 million for the six months ended June 30, 2022. The overall increase in adjusted EBITDA loss was driven primarily by the $590 thousand reduction of stock-based compensation due to the timing of annual employee stock awards which occurred during the six months ended June 30, 2022 but not during the six months ended June 30, 2023. See “Results of Operations” below for further discussion on the drivers behind the decrease in stock-based compensation during the six months ended June 30, 2023.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net revenue	$460,804	$708,288	$919,438	$3,529,333
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	203,928	348,166	420,887	1,042,144
Research and development	574,397	574,490	1,206,766	1,022,903
Selling, general, and administrative	1,877,616	2,532,849	3,847,173	5,698,695
Depreciation and amortization	187,272	190,703	406,454	344,631
Total Operating Expenses	2,843,213	3,646,208	5,881,280	8,108,373
Operating Loss	(2,382,409)	(2,937,920)	(4,961,842)	(4,579,040)
Non-Operating Income (Expense):
Interest expense, net	(9,793)	(2,354)	(19,994)	(6,312)
Change in fair value of warrant liability	6,955	36,472	5,615	77,060
Impairment of digital assets	—	(23,885)	—	(23,885)
Other income	217,605	5,673	261,547	12,614
Other expense	(2,726)	(272)	(3,144)	(94,785)
Total Other Expense (Income), Net	212,041	15,634	244,024	(35,308)
Net Loss before Taxes	(2,170,368)	(2,922,286)	(4,717,818)	(4,614,348)
Income tax expense	—	—	—	—
Net loss including non-controlling interest	(2,170,368)	(2,922,286)	(4,717,818)	(4,614,348)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,170,368)	$(2,922,286)	$(4,717,818)	$(4,614,348)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.32)	$(0.63)	$(0.80)	$(1.00)
Weighted-average shares used to compute basic and diluted net loss per share	6,757,320	4,653,317	5,897,089	4,601,788
Comparison of the three months ended June 30, 2023 and 2022
Net revenue

	Three months ended June 30,
	2023	2022	$ Change	% Change
Net revenue	$460,804	$708,288	$(247,484)	(34.94)%
During the three months ended June 30, 2023, Net revenue decreased to $461 thousand, or 34.94% from Net revenue of $708 thousand for the three months ended June 30, 2022. During the three months ended June 30, 2023, the $461 thousand in Net revenue consisted of $226 thousand from an S&P500 bank, $144 thousand from Mastercard, and various other customers for the remaining $91 thousand. The majority of the decrease in the comparative periods relates to the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $201 thousand in Net revenue during the three months ended June 30, 2022 and was subsequently terminated during fiscal year 2022.
During the three months ended June 30, 2023, the Company generated $110 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 3 enterprise customers through FIS on the Software-as-a-Service (SaaS) platform. Since its launch in the third quarter of 2022, there have been 31 enterprise customers on the Orchestration Layer platform, including 28 financial institutions, as of June 30, 2023. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 430.99% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 82.00%. Finally, the Company's S&P500 bank customer began its transition to an augmented version of the SaaS platform during the three months ended June 30, 2023.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	Three months ended June 30,
	2023	2022	$ Change	% Change
Cost of services	$203,928	$348,166	$(144,238)	(41.43)%
Cost of services (“COS”) decreased by $144 thousand or 41.43% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease over the comparison periods was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the three months ended June 30, 2022, were $78 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus $0 during the three months ended June 30, 2023 (as a result of the ICE Contract being terminated in 2022).
After adjusting the COS for ICE Contract related costs, COS reduced by $66 thousand despite onboarding 23 new enterprise customers during the six months ended June 30, 2023, and is a result of the high margins feature that is inherent in SaaS platforms such as the Orchestration Layer.
Research and development

	Three months ended June 30,
	2023	2022	$ Change	% Change
Research and development	$574,397	$574,490	$(93)	(0.02)%
Research and development (“R&D”) expenses decreased by $93, or 0.02% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in R&D expense during the three months ended June 30, 2023 was driven by a decrease in the Company’s R&D team which reduced from 64 full-time equivalents ("FTE") for the three months ended June 30, 2022 to 49 FTE for the three months ended June 30, 2023.
Additionally, the decrease in R&D was a result of the Company recognizing an impairment on capitalized internal-use software during the three months ended June 30, 2023, of $17 thousand. Capitalized internal-use software are considered long-lived assets under applicable accounting guidance. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
This R&D decreases for the three months ended June 30, 2023 were offset by a circa 30% average increase in outsourced software development billing rates that became effective in January 2023. The Company has been actively transitioning this development work internally, and, as a result, expects to reduce the cost per FTE significantly. R&D also increased due to the Company's software development team spending more of their time on general R&D activities due to the reduced demand of their time for customer implementations.
Selling, general, and administrative

	Three months ended June 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$1,877,616	$2,532,849	$(655,233)	(25.87)%

Selling, general, and administrative expense (“SG&A”) decreased by $655 thousand, or 25.87%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in SG&A expense was driven mostly by the reductions in global headcount and associated overhead. Headcount reductions were 23.08%, from 104 FTE for the three months ended June 30, 2022 compared to 80 FTE for the three months ended June 30, 2023. In effect, salaries, bonus and stock-based compensation, related payroll costs, and sales commissions reduced by $553 thousand for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Other notable reductions in SG&A for the three months ended June 30, 2023 included a $291 thousand combined reduction due to decreases in corporate travel, management consulting, education fees, rent expense, marketing expense, and subscription fees as result of the company's non-personnel cost cutting initiative, offset by various increases including $188 thousand for legal and professional services.
Depreciation and amortization

	Three months ended June 30,
	2023	2022	$ Change	% Change
Depreciation and amortization	$187,272	$190,703	$(3,431)	(1.80)%
Depreciation and amortization (“D&A”) decreased by $3 thousand, or 1.80% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The $3 thousand decrease in D&A expense between the comparative periods was primarily related to the $30 thousand decrease in D&A expense related to the depreciation of mobile hardware assets that were sold during the three months ended June 30, 2023. There were no mobile hardware assets or related depreciation expenses during the three months ended June 30, 2023.
The decrease of depreciation expense from the sale of mobile hardware assets was offset by the increase of amortization expense for capitalized internal-use software driven by the increase in the total balance of capitalized internal-use software. While the amounts of capitalized internal-use software vary from period to period, we continue to see a trend of increasing software amortization which has driven by the growth in software capitalization over the prior periods. Overall, this is a further result of newly issued patents continuing to produce new internal-use software, or microservices, that have reached technical feasibility at which point the Company begins to capitalize the related costs.
In addition, patent amortization increased during the three months ended June 30, 2023 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the three months ended June 30, 2023, the Company had one new patent issued and two new trademark applications.
Operating loss

	Three months ended June 30,
	2023	2022	$ Change	% Change
Operating loss	$(2,382,409)	$(2,937,920)	$555,511	(18.91)%
The Company’s operating loss decreased by $556 thousand or 18.91% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in Net revenue of $247 thousand or 34.94% was chiefly due to the termination of the ICE contract. Additionally, there was a $803 thousand or 22.02% reduction in operating expenses as a result of various cost cutting measures initiated in fiscal year 2022 that outpaced the reduction in Net revenue.
Interest expense, net

	Three months ended June 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(9,793)	$(2,354)	$(7,439)	316.02%
Interest income (expense) increased by $7 thousand, or 316.02% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, there was $155 and $10 thousand of interest income and interest expense, respectively. During the three months ended June 30, 2022, there was $2 thousand and $4 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities within various immaterial interest-earning accounts.
Change in fair value of warrant liability

	Three months ended June 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$6,955	$36,472	$(29,517)	(80.93)%
The Company recognized a gain in change in fair value of warrant liability during three months ended June 30, 2023 of $7 thousand compared to a gain of $36 thousand during the three months ended June 30, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.
Impairment of digital assets

	Three months ended June 30,
	2023	2022	$ Change	% Change
Impairment of digital assets	$—	$(23,885)	$23,885	(100.00)%
The Company recognized an impairment on digital assets during the three months ended June 30, 2022, of $24 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.
Other income

	Three months ended June 30,
	2023	2022	$ Change	% Change
Other income	$217,605	$5,673	$211,932	3,735.80%
Other income increased by $212 thousand for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $213 thousand gain on the sale of the mobile hardware assets. Additionally, during the three months ended June 30, 2023 there was $1 thousand related to various other non-operating income including educational service fees received from participants in a startup accelerator program conducted by the Company in Malta with the objective of strengthening the innovation platform and startup ecosystem in Malta.
Other expense

	Three months ended June 30,
	2023	2022	$ Change	% Change
Other expense	$(2,726)	$(272)	$(2,454)	902.21%
Other expense increased by $2 thousand for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company incurred $2 thousand in realized loss due to the foreign exchange on T Stamp Inc. payments made in foreign currencies.
Comparison of the six months ended June 30, 2023 and 2022
Net revenue

	Six months ended June 30,
	2023	2022	$ Change	% Change
Net revenue	$919,438	$3,529,333	$(2,609,895)	(73.95)%

During the six months ended June 30, 2023, Net revenue decreased to $919 thousand, or 73.95% from Net revenue of $3.53 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the $919 thousand in Net revenue consisted of $410 thousand from a S&P500 bank, $259 thousand from Mastercard, and various other customers for the remaining $250 thousand. The majority of the decrease in the comparative periods relates to the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $2.44 million in Net revenue during the six months ended June 30, 2022 and was subsequently terminated during fiscal year 2022.
During the six months ended June 30, 2023, the Company generated $207 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 22 enterprise customers through FIS on the Software-as-a-Service (SaaS) platform. Since its launch in the third quarter of 2022, there have been 31 enterprise customers on the Orchestration Layer platform, including 28 financial institutions, as of June 30, 2023. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 396.97% between the comparative years as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 82.00%. Finally, the Company's S&P500 bank customer began its transition to an augmented version of the SaaS platform during the six months ended June 30, 2023.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	Six months ended June 30,
	2023	2022	$ Change	% Change
Cost of services	$420,887	$1,042,144	$(621,257)	(59.61)%
Cost of services (“COS”) decreased by $621 thousand or 59.61% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease during this period was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the six months ended June 30, 2022, were $534 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus $0 during the six months ended June 30, 2023 (as a result of the ICE Contract being terminated in 2022).
After adjusting the comparative periods’ COS for ICE Contract related costs, COS reduced by $88 thousand despite onboarding 23 new enterprise customers during the six months ended June 30, 2023, and is a result of the high margins feature that is inherent in SaaS platforms such as the Orchestration Layer.
Research and development

	Six months ended June 30,
	2023	2022	$ Change	% Change
Research and development	$1,206,766	$1,022,903	$183,863	17.97%
Research and development (“R&D”) expenses increased by $184 thousand, or 17.97% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in R&D expense during the six months ended June 30, 2023 was driven by a circa 30% average increase in outsourced software development billing rates that became effective in January 2023. The Company has been actively transitioning this development work internally and as a result expects to reduce cost per full-time equivalents (“FTE”) significantly. R&D also increased due to the Company's software development team spending more of their time on general R&D activities due to the reduced demand of their time for customer implementations.
The R&D expense increases were offset by a decrease in the Company’s R&D team which reduced from 64 FTE for the six months ended June 30, 2022 to 49 FTE for the six months ended June 30, 2023.
Additionally, the increase in R&D was offset by the loss from the Company recognizing an impairment on capitalized internal-use software during the six months ended June 30, 2023, of $17 thousand. Capitalized internal-use software are considered long-lived assets under applicable accounting guidance. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Selling, general, and administrative

	Six months ended June 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$3,847,173	$5,698,695	$(1,851,522)	(32.49)%
Selling, general, and administrative expense (“SG&A”) decreased by $1.85 million, or 32.49%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in SG&A expense was driven mostly by the reductions in global headcount and associated overhead. Headcount reductions were 23.08%, from 104 FTE for the six months ended June 30, 2022, compared to 80 FTE for the six months ended June 30, 2023. In effect, salaries, bonus and stock-based compensation, related payroll costs, and sales commissions reduced by $1.32 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Other notable reductions in SG&A for the six months ended June 30, 2023 included a $533 thousand net reduction between corporate travel, education fees, and costs related to carrying mobile hardware assets.
Depreciation and amortization

	Six months ended June 30,
	2023	2022	$ Change	% Change
Depreciation and amortization	$406,454	$344,631	$61,823	17.94%
Depreciation and amortization (“D&A”) increased by $62 thousand, or 17.94% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The primary increase in D&A expense related to the $33 thousand increase in depreciation of capitalized internal-use software between the comparative periods. While the amounts of capitalized internal-use software vary from period to period, we continue to see a trend of increasing software amortization which has driven by the growth in software capitalization over the prior periods. Overall, this is a further result of newly issued patents continuing to produce new internal-use software, or microservices, that have reached technical feasibility at which point the Company begins to capitalize the related costs.
In addition, patent amortization increased during the six months ended June 30, 2023 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the six months ended June 30, 2023, the Company added one issued patent, one new patent application, one issued trademark registration, and two new trademark application.
Operating loss

	Six months ended June 30,
	2023	2022	$ Change	% Change
Operating loss	$(4,961,842)	$(4,579,040)	$(382,802)	8.36%
The Company’s operating loss increased by $383 thousand or 8.36% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in operating loss was mostly related to the $2.61 million, or 73.95%, decrease in Net revenue, as a result of the termination in the ICE Contract.
The combined decrease in SG&A and COS of $2.47 million or 36.68% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 was offset slightly by the combined increase in R&D and D&A of $246 thousand or 17.97%.

Interest expense, net

	Six months ended June 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(19,994)	$(6,312)	$(13,682)	216.76%
Interest income (expense) increased by $14 thousand, or 216.76% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, there was $315 and $20 thousand of interest income and interest expense, respectively. During the six months ended June 30, 2022, there was $2 thousand and $8 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities within various immaterial interest-bearing and interest-earning accounts.
Change in fair value of warrant liability

	Six months ended June 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$5,615	$77,060	$(71,445)	(92.71)%
The Company recognized a gain in change in fair value of warrant liability during six months ended June 30, 2023 of $6 thousand compared to a gain of $77 thousand during the six months ended June 30, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.
Impairment of digital assets

	Six months ended June 30,
	2023	2022	$ Change	% Change
Impairment of digital assets	$—	$(23,885)	$23,885	(100.00)%
The Company recognized an impairment on digital assets during the six months ended June 30, 2022, of $24 thousand. Digital assets are considered indefinite-lived intangible assets under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.
Other income

	Six months ended June 30,
	2023	2022	$ Change	% Change
Other income	$261,547	$12,614	$248,933	1,973.47%
Other income increased by $249 thousand for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $213 thousand gain on the sale of the mobile hardware assets. Additionally, during the six months ended June 30, 2023 there was $36 thousand related to various other non-operating income including educational service fees received from participants in a startup accelerator program conducted by the Company in Malta with the objective of strengthening the innovation platform and startup ecosystem in Malta.
Other expense

	Six months ended June 30,
	2023	2022	$ Change	% Change
Other expense	$(3,144)	$(94,785)	$91,641	(96.68)%

Other expense decreased by $92 thousand for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The Company incurred $96 thousand in unrealized loss on foreign currency translation expense for the six months ended June 30, 2022, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Malta Limited, Biometric Innovations Limited, and Trust Stamp Rwanda Limited with currencies denominated in United States Dollars, European Union Euros, Pound Sterling, and Rwandan Franc, respectively. As of June 30, 2022, the Company determined that there was currently no intention to settle intercompany accounts in the foreseeable future; therefore, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to accumulated other comprehensive income on the balance sheet instead of other expense.
Liquidity and Capital Resources
As of June 30, 2023, and December 31, 2022, we had approximately $5.04 million and $1.25 million cash in our banking accounts, respectively.
The increase of $3.78 million in cash from December 31, 2022 to June 30, 2023 was a result of the net cash inflow which consisted of $3.58 million outflow, $17 thousand outflow, and $7.42 million inflow, in operating, investing, and financing activities, respectively. Additionally, there was a $36 thousand cash outflow for a foreign currency transaction adjustment. See the “Cash Flows” subsection below for more details on cash activities during the quarter ended June 30, 2023.
Total current assets for the comparative periods increased by 110.74% or $3.18 million from $2.87 million as of December 31, 2022, to $6.06 million as of June 30, 2023. The increase in current assets was primarily driven by the increase in cash of $3.78 million (discussed above). Additionally, there was a $522 thousand offsetting decrease in accounts receivable mostly due to the collection of delayed invoice receipts by several enterprise customers. The balance of the variance in the accounts receivable balance was due to the timing of collections on receivables.
Total current liabilities increased slightly by 3.21% or $143 thousand from $4.45 million as of December 31, 2022 compared to $4.59 million as of June 30, 2023. This increase is primarily attributable to the $887 thousand increase in deferred revenue driven mostly by the $750 thousand paid by Interactive Global Solutions (“IGS”) which will be used as credits for future services (discussed below). Short-term financial liabilities also increased by $43 thousand due to the sale of mobile hardware assets which triggered the total financial liability balance becoming current. The increases in total current liabilities were offset by the net reductions in other current liabilities, including $437 thousand in accrued expenses, $171 thousand in accounts payable, and $135 thousand related party payables due to the timing of payables.
In effect, the Company’s current ratio (i.e., the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its near-term liabilities with its near-to-cash assets) decreased from 0.65 as of December 31, 2022 to 1.32 or 104.18% during the six months ended June 30, 2023. This is, in part, a result of the net cash inflow from financing activities, offset by the cash outflows from investing and operating activities discussed in further detail below.
Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and $250 thousand in 2022. On December 31, 2022, the software license agreement was amended. The Company will receive minimum total fees of $300 thousand in 2023 which will continue to rise by 15% in each subsequent year after 2023 with a cap of $1.00 million. The Company has recognized $150 thousand in fees from this software license agreement during the six months ended June 30, 2023.
On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS agreed to jointly offer services and IGS was granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agreed to pay $1.50 million to the Company as a non-refundable revenue advance, an additional $1.50 million non-refundable revenue advance on the first anniversary of the MSA, and $1.00 million on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. During the six months ended June 30, 2023, Trust Stamp has received $750 thousand, recorded the non-refundable revenue advance to deferred revenue, and recognized no IGS revenue as recognition is contingent upon the execution of end user license agreements.

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the six months ended June 30, 2023 of $4.72 million, operating cash outflows of $3.58 million for the same period, and an accumulated deficit of $44.02 million as of June 30, 2023.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
Net cash flows from operating activities	$(3,581,369)	$(3,858,860)
Net cash flows from investing activities	$(17,249)	$(524,252)
Net cash flows from financing activities	$7,415,347	$3,686,706
Operating Activities
Net cash used in operating activities decreased by 7.19% from $3.86 million during the six months ended June 30, 2022, compared to $3.58 million during the six months ended June 30, 2023. Of the $4.72 million net loss for the six months ended June 30, 2023, there were various large cash and non-cash adjustments that were added back to the Net loss to arrive at $3.58 million cash used for operating activities for the six months ended June 30, 2023. Those adjustments included $887 thousand for cash received and booked as deferred revenue driven primarily by the IGS revenue contract for service credits and Mastercard license fees, $406 thousand for non-cash depreciation and amortization, $522 thousand for cash received on account receivable, and $743 thousand combined for payments made on invoices related to accounts payable, accrued expenses, and related party receivables.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023, was $17 thousand, compared to net cash of $524 thousand used in the six months ended June 30, 2022. The reduction in cash outflow from investing activities during the six months ended June 30, 2023 related primarily to the $377 thousand reduction of property and equipment due to the sale of the mobile hardware assets. Otherwise, cash used in investing activities for the six months ended June 30, 2023 related primarily to continued investments to patent and develop future technologies that we intend to capitalize and monetize over time. During the six months ended June 30, 2023, cash outflow for capitalized internally developed software costs decreased by 9.82% compared the six months ended June 30, 2022, as a result of the fewer software developer activities allocated to the capitalization of internally developed software for investments in products that can be used by multiple customers over time such as the Orchestration Layer SaaS platform.
Financing Activities
During the six months ended June 30, 2023, net cash from financing activities was $7.42 million, compared to net cash of $3.69 million for the six months ended June 30, 2022. The Company raised $4.78 million and $2.69 million in net proceeds, during the six months ended June 30, 2023, from two separate securities purchase agreements ("SPA") with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. See Note 3 to the financial statements provided under Item 1 of this report for more details. In addition, during the six months ended June 30, 2023, there was a $23 thousand tax withholding accrual for net issuances on employee equity compensation and $30 thousand for payments on financial liabilities.
During the six months ended June 30, 2022, the Company received $3.39 million from a warrant exercise in December 2021 from SCV and REach® Ventures, a related party. Additionally, $72 thousand was received from the exercise of options, and $259 thousand in units sold and warrants exercised in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for its Nasdaq listing.
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
The Company determines the amount of revenue to be recognized through the application of the following steps:
•Identification of the contract, or contracts with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the Company satisfies the performance obligations.
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

Contract Balances
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.
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
Remaining Performance Obligation
The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2023 and December 31, 2022 the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
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

Emerging Growth Company
As a Nasdaq listed public reporting company, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
•being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of risks our Company may face in relation to litigation against our Company.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2023, the Company undertook the following unregistered sales of equity securities:
On April 14, 2023, the Company entered into a securities purchase agreement which included the sale of warrants in a private placement to acquire up to 1,573,330 shares of the Company's Class A Common Stock at an exercise price of $3.30 per share of Class A Common Stock. As of the date of this Form 10-Q, none of the issued warrants have been exercised.
On June 1, 2023, the Company entered into a securities purchase agreement which included the sale of warrants in a private placement to acquire up to 1,279,700 shares of the Company's Class A Common Stock at an exercise price of $2.30 per share of Class A Common Stock. As of the date of this Form 10-Q, none of the issued warrants have been exercised.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 7, 2023).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to the Company’s Form DOS filed with the SEC on December 30, 2019).

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
_________________________

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
Date: August 14, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: August 14, 2023

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: August 14, 2023

/s/ William McClintock
William McClintock, Director
Date: August 14, 2023

/s/ Mark Birschbach
Mark Birschbach, Director
Date: August 14, 2023

/s/ Joshua Allen
Joshua Allen, Director
Date: August 14, 2023

/s/ Kristin Stafford
Kristin Stafford, Director
Date: August 14, 2023

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: August 14, 2023