Form 10-Q/A
period 2023-06-30
T Stamp Inc
filed 2023-08-22
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 21, 2023, there were 8,242,244 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. This Amendment speaks as of the Original Filing Date of the Original Filing (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page and Subsequent Events in Item 1 of Part I. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2023.

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
11. Subsequent Events
Subsequent events have been evaluated through August 22, 2023, the date these unaudited condensed consolidated financial statements were available to be issued.
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
Warrant Exercise — On August 18, 2023, Armistice Capital Master Fund Ltd. executed a Notice of Exercise to purchase 270,000 shares of Class A Common Stock pursuant to the terms of the September 11, 2022 Securities Purchase Agreement

between the Company and Armistice Capital Master Fund Ltd.. Armistice Capital Master Fund Ltd. agreed to purchase each warrant for $2.30 for a total purchase price of $621,000.

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
Date: August 22, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: August 22, 2023