Form 10-Q
period 2023-09-30
T Stamp Inc
filed 2023-11-07
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 001-41252
T Stamp Inc. (D/B/A Trust Stamp)
(Exact name of registrant as specified in its charter)

3017 Bolling Way NE, Floor 2, Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 8,265,516 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,182,503	$1,254,494
Accounts receivable, net (includes unbilled receivables of $21,319 and $109,475 as of September 30, 2023 and December 31, 2022, respectively)	541,246	1,008,375
Related party receivables	31,050	31,446
Prepaid expenses and other current assets	545,201	580,086
Total Current Assets	4,300,000	2,874,401
Capitalized internal-use software, net	1,461,601	1,418,672
Goodwill	1,248,664	1,248,664
Intangible assets, net	214,698	251,686
Property and equipment, net	60,549	300,664
Operating lease right-of-use assets	164,854	315,765
Other assets	22,508	2,066
Total Assets	$7,472,874	$6,411,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$686,786	$945,162
Related party payables	127,902	273,176
Accrued expenses	861,393	1,099,824
Deferred revenue	87,478	1,811,680
Income tax payable	15,460	21,076
Short-term operating lease liabilities	108,583	177,795
Short-term financial liabilities	162,130	118,860
Total Current Liabilities	2,049,732	4,447,573

Warrant liabilities	258,096	261,569
Notes payable, plus accrued interest of $28,958 and $16,458, on September 30, 2023 and December 31, 2022, respectively	903,832	886,465
Long-term operating lease liabilities	31,785	102,407
Long-term financial liabilities	—	88,760
Total Liabilities	3,243,445	5,786,774

Commitments, Note 10

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 8,259,065 and 4,910,815 shares issued, and 8,244,492 and 4,854,302 outstanding at September 30, 2023 and December 31, 2022, respectively	82,445	48,543
Treasury stock, at cost: 14,573 and 56,513 shares held as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	47,831,841	39,496,183
Stockholders’ notes receivable	—	(18,547)
Accumulated other comprehensive income	206,410	237,252
Accumulated deficit	(44,052,706)	(39,299,726)
Total T Stamp Inc. Stockholders’ Equity	4,067,990	463,705
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	4,229,429	625,144
Total Liabilities and Stockholders’ Equity	$7,472,874	$6,411,918
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$3,065,804	$1,348,478	$3,985,242	$4,877,809
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	239,313	529,023	660,199	1,571,166
Research and development	605,196	777,800	1,811,962	1,766,164
Selling, general, and administrative	2,053,524	3,281,661	5,900,715	9,014,894
Depreciation and amortization	189,655	203,106	596,109	547,737
Total Operating Expenses	3,087,688	4,791,590	8,968,985	12,899,961
Operating Loss	(21,884)	(3,443,112)	(4,983,743)	(8,022,152)
Non-Operating Income (Expense):
Interest expense, net	(9,759)	(2,889)	(29,753)	(9,202)
Change in fair value of warrant liability	(2,142)	11,307	3,473	88,367
Impairment of digital assets	—	(1,260)	—	(25,144)
Other income	—	3,546	261,217	16,160
Other expense	(1,377)	(7,484)	(4,174)	(102,269)
Total Other Income (Expense), Net	(13,278)	3,220	230,763	(32,088)
Net Loss before Taxes	(35,162)	(3,439,892)	(4,752,980)	(8,054,240)
Income tax expense	—	—	—	—
Net loss including non-controlling interest	(35,162)	(3,439,892)	(4,752,980)	(8,054,240)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(35,162)	$(3,439,892)	$(4,752,980)	$(8,054,240)
Basic and diluted net loss per share attributable to T Stamp Inc.	$ (0.00)	$(0.75)	$(0.71)	$(1.75)
Weighted-average shares used to compute basic and diluted net loss per share	8,155,617	4,693,465	6,658,205	4,632,683
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net loss including non-controlling interest	$(35,162)	$(3,439,892)	$(4,752,980)	$(8,054,240)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	18,204	(53,715)	(30,842)	(25,791)
Total Other Comprehensive Income (Loss)	18,204	(53,715)	(30,842)	(25,791)
Comprehensive loss	(16,958)	(3,493,607)	(4,783,822)	(8,080,031)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(16,958)	$(3,493,607)	$(4,783,822)	$(8,080,031)
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	4,657,147	$46,571	$36,426,891	56,513	$—	$(74,407)	$211,824	$(31,822,534)	$161,439	$4,949,784
Exercise of options to common stock	933	9	6,491	—	—	—	—	—	—	6,500
Issuance of common stock	194,750	1,948	802,404	—	—	—	—	—	—	804,352
Issuance of common stock warrants	—	—	611,452	—	—	—	—	—	—	611,452
Repayment of shareholders loan through in-kind services	—	—	—	—	—	27,930	—	—	—	27,930
Stock-based compensation	—	—	850,801	—	—	—	—	—	—	850,801
Currency translation adjustment	—	—	—	—	—	—	(53,715)	—	—	(53,715)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(3,439,892)	—	(3,439,892)
Balance, September 30, 2022	4,852,830	$48,528	$38,698,039	56,513	$—	$(46,477)	$158,109	$(35,262,426)	$161,439	$3,757,212

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	7,972,244	$79,722	$47,067,377	16,821	$—	$—	$188,206	$(44,017,544)	$161,439	$3,479,200
Exercise of warrants to common stock	270,000	2,700	618,300	—	—	—	—	—	—	621,000
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	2,248	23	(1,875)	(2,248)	—	—	—	—	—	(1,852)
Stock-based compensation	—	—	148,039	—	—	—	—	—	—	148,039
Currency translation adjustment	—	—	—	—	—	—	18,204	—	—	18,204
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(35,162)	—	(35,162)
Balance, September 30, 2023	8,244,492	$82,445	$47,831,841	14,573	$—	$—	$206,410	$(44,052,706)	$161,439	$4,229,429
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	4,095,029	$40,950	$31,985,880	56,513	$—	$(130,267)	$183,900	$(27,208,186)	$161,439	$5,033,716
Exercise of warrants to common stock	490,490	4,905	3,378,857	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	13,004	130	77,962	—	—	—	—	—	—	78,092
Issuance of common stock	210,836	2,108	1,005,682	—	—	—	—	—	—	1,007,790
Issuance of common stock warrants	—	—	667,290	—	—	—	—	—	—	667,290
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	43,471	435	(15,865)	—	—	—	—	—	—	(15,430)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	83,790	—	—	—	83,790
Stock-based compensation	—	—	1,598,233	—	—	—	—	—	—	1,598,233
Currency translation adjustment	—	—	—	—	—	—	(25,791)	—	—	(25,791)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(8,054,240)	—	(8,054,240)
Balance, September 30, 2022	4,852,830	$48,528	$38,698,039	56,513	$—	$(46,477)	$158,109	$(35,262,426)	$161,439	$3,757,212

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	1,823,250	18,233	604,321	—	—	—	—	—	—	622,554
Exercise of options to common stock	1,740	17	1,983	—	—	—	—	—	—	2,000
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	247,973	2,480	(27,136)	(41,940)	—	—	—	—	—	(24,656)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	305,350	—	—	—	—	—	—	305,350
Currency translation adjustment	—	—	—	—	—	—	(30,842)	—	—	(30,842)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(4,752,980)	—	(4,752,980)
Balance, September 30, 2023	8,244,492	$82,445	$47,831,841	14,573	$—	$—	$206,410	$(44,052,706)	$161,439	$4,229,429
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(4,752,980)	$(8,054,240)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	596,109	547,737
Stock-based compensation	305,350	1,598,233
Change in fair value of warrant liability	(3,473)	(88,367)
Repayment of shareholder loan through in-kind services	18,547	83,790
Impairment of assets	16,819	25,144
Gain on sale of property and equipment	(216,189)	—
Non-cash interest	28,958	—
Non-cash lease expense	151,001	—
Non-cash write off of mobile hardware	(15,775)	—
Loss on retirement of equipment	17,589	—
Changes in assets and liabilities:
Accounts receivable	467,129	(46,737)
Related party receivables	396	(18,183)
Prepaid expenses and other current assets	40,220	517,216
Other assets	(20,442)	27,539
Accounts payable	(258,376)	(23,309)
Accrued expense	(238,431)	(147,602)
Related party payables	(145,274)	(93,690)
Deferred revenue	(1,724,202)	1,111,410
Income tax payable	(5,616)	—
Operating lease liabilities	(145,483)	—
Customer deposit liabilities	—	(280,108)
Net cash flows from operating activities	(5,884,123)	(4,841,167)
Cash flows from investing activities:
Proceeds from sale of property and equipment	377,360	—
Capitalized internally developed software costs	(478,338)	(589,282)
Patent application costs	(78,169)	(103,419)
Acquisition of Pixelpin intangible asset	—	13,362
Purchases of property and equipment	(538)	(25,745)
Purchase of digital assets	—	(30,000)
Net cash flows from investing activities	(179,685)	(735,084)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	7,464,312	1,007,790
Proceeds from exercise of warrants to common stock	622,554	3,385,935
Proceeds from exercise of options to common stock	2,000	78,092
Forfeited common stock shares to satisfy taxes	(24,656)	—
Proceeds from issuance of common stock warrants	—	667,290
Principal payments on financial liabilities	(29,715)	(59,815)
Net cash flows from financing activities	$8,034,495	$5,079,292
Effect of foreign currency translation on cash	(42,678)	(48,145)
Net change in cash and cash equivalents	1,928,009	(545,104)
Cash and cash equivalents, beginning of period	1,254,494	3,475,695
Cash and cash equivalents, end of period	$3,182,503	$2,930,591

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$580	$8

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$82,185	$—
Adjustment to operating lease right-of-use assets related to terminated leases	$82,095	$—
Adjustment to operating lease operating lease liabilities related to renewed leases	$83,298	$—
Adjustment to operating lease liabilities related to terminated leases	$77,648	$—
Prepaid rent expense reclassified upon termination of leases	$5,335	$—
Property and equipment acquired under financial liability	$—	$297,150

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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the nine months ended September 30, 2023 of $4.75 million, negative Net operating cash outflows of $5.88 million for the same period, working capital of $2.25 million and an Accumulated deficit of $44.05 million as of September 30, 2023.
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
Unaudited Interim Results — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In management’s opinion, these unaudited condensed consolidated financial statements and accompanying notes have been prepared on the same basis as the annual consolidated financial statements and reflect all the adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of operations for the nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 was derived from the audited consolidated financial statements as of that December 31, 2022 but does not include all of the disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.
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
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as Treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023, Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of September 30, 2023, TSIH held 14,573 Treasury stock earmarked for future employee RSU bonuses.

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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of September 30, 2023 and December 31, 2022, the Company had $2.60 million and $71 thousand in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
For Accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent the amounts are recorded in the unaudited condensed consolidated balance sheets. We extend different levels of credit and maintain reserves for potential credit losses based upon the expected collectability of Accounts receivable. We manage credit risk related to our customers by performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.
Three customers represented 92.66% or 48.36%, 38.12%, and 6.18% of the balance of total Accounts receivable as of September 30, 2023 and three customers represented 95.37% or 36.90%, 32.69%, and 25.78% of the balance of total Accounts receivable as of December 31, 2022. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of September 30, 2023 and December 31, 2022, the Company had not experienced any significant losses on its Accounts receivable.
During the three months ended September 30, 2023, the Company sold to primarily three customers which made up approximately 95.85% of total Net revenue, and consisted of 81.87%, 7.91%, and 6.07%, from IGS, Mastercard, and S&P 500 Bank, respectively.
Additionally, during the three months ended September 30, 2022, the Company sold to primarily three customers which made up approximately 95.11% of total Net revenue, and consisted of 62.56%, 17.84%, and 14.71% from ICE, an S&P 500 Bank, and Mastercard.

During the nine months ended September 30, 2023, the Company sold to primarily three customers which made up approximately 90.53% of total Net revenue, and consisted of 62.98%, 14.95%, and 12.60% from IGS, an S&P 500 Bank, and Mastercard, respectively.
Additionally, during the nine months ended September 30, 2022, the Company sold to primarily three customers which made up approximately 94.56% of total Net revenue, and consisted of 67.36%, 16.22%, and 10.98% from ICE, an S&P 500 Bank, and Mastercard.
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

The Company has historically experienced immaterial write-offs given the nature of the customers and contracts. As of September 30, 2023, the Company had gross receivables of $549 thousand and an allowance for credit losses of $8 thousand. As of December 31, 2022, the Company had gross receivables of $1.01 million and no allowance for credit losses.
As of September 30, 2023 and December 31, 2022, Accounts receivable includes unbilled receivables of $21 thousand and $109 thousand, respectively.
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

Accounting for Impairment of Long-Lived Assets — Long-lived assets with finite lives include Property and equipment, net, Capitalized internal-use software, Operating lease right-of-use assets, and Intangible assets, net subject to amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
The Company determined that as of September 30, 2023, $17 thousand of Capitalized internal-use software was impaired. The impaired Capitalized internal-use software was expensed during the nine months ended September 30, 2023. As of December 31, 2022, the Company determined that no long-lived assets with finite lives were impaired.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill during the nine months ended September 30, 2023 and year ended December 31, 2022.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The estimated fair values of Cash and cash equivalents, Accounts receivable, Related party receivables, Prepaid expenses and other current assets, Other assets, Accounts payable, Related party payables, Accrued expenses, Deferred revenue, Customer deposit liabilities, and Notes payable approximate their carrying values. The fair values of warrant liabilities issued in connection with equity or debt issuance are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of the underlying common stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the remaining contractual term of the conversion option and warrant liabilities and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrant liability’s contractual life. The Company accounts for its financial assets and liabilities at fair value regularly. The Company evaluates the fair value of its non-financial assets and liabilities on a nonrecurring basis.

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
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of September 30, 2023, and December 31, 2022, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Professional services (over time)	$2,990,804	$566,413	$3,760,242	$3,970,744
Termination expense reimbursement (one time)	—	719,565	—	719,565
License fees (over time)	75,000	62,500	225,000	187,500
Total Revenue	$3,065,804	$1,348,478	$3,985,242	$4,877,809
Contract Balances — The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in liabilities consisting of either deferred revenue (a “contract liability”) or customer deposit liabilities. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Such amounts are recognized by the Company over the life of the contract upon= meeting the revenue recognition criteria, but generally within one year. Customer deposit liabilities consist of billings or payments received in advance of the start of the contractual term or for anticipated revenue-generating activities for the portion of a contract term that is subject to cancellation for convenience. Certain of the Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a refund of the amount of the customer deposit for the percentage of the work not performed prior to the notice of termination. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore, the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposit liabilities.

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
Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $100 thousand and $50 thousand for the three months ended September 30, 2023 and 2022, respectively, and $207 thousand and $173 thousand for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. There were no discrete items that impacted the effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.
The Company had an effective tax rate of 0% for the three and nine months ended September 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
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
The Company had no unrecognized tax benefits as of September 30, 2023 and December 31, 2022.
It is the Company’s policy to recognize interest and penalties related to income tax matters in Income tax expense. The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of September 30, 2023 and December 31, 2022.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2020 through 2022.
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
The Company’s operating lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. The interest rate implicit in the lease is not readily determinable, therefore, the Company uses an estimated incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s Operating lease right-of-use assets are also recognized at the applicable lease commencement date. The Operating lease right-of-use asset equals the carrying amount of the related operating lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable Operating lease right-of-use asset or operating lease liability.
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
In addition, the Company elected not to recognize right-of-use assets and lease liabilities for leases term of twelve months or less. The short-term lease expenses are recognized on a straight-line basis over the lease term.
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

2. Borrowings
Promissory Notes Payable

	As of September 30, 2023	As of December 31, 2022
Malta loan receipt 3 – June 3, 2022	$485,564	$62,365
Malta loan receipt 2 – August 10, 2021	299,806	303,778
Malta loan receipt 1 – February 9, 2021	61,549	491,996
Interest added to principal	27,955	11,551
Total principal outstanding	874,874	869,690
Plus: accrued interest	28,958	16,775
Total promissory notes payable	$903,832	$886,465
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of September 30, 2023, the balance received was $847 thousand which includes changes in foreign currency rates.
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
3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2022 to September 30, 2023:

Warrants ($)
Balance as of January 1, 2022	$374,694
Additional warrants issued	—
Change in fair value	(113,125)
Balance as of December 31, 2022	$261,569
Additional warrants issued	—
Change in fair value	(3,473)
Balance as of September 30, 2023	$258,096
As of September 30, 2023, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of September 30, 2023.

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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of September 30, 2023, the warrant liability is recorded at $8 thousand which is a $4 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $12 thousand as of December 31, 2022.

Fair Value of Warrants	$1.28 — $2.57
Exercise price	$0.59 — $0.96
Risk free interest rate	4.09% — 4.74%
Expected dividend yield	—%
Expected volatility	80.79% — 92.90%
Expected term	3 years
Equity Classified Warrants

		As of September 30,	As of December 31,
Warrant Issuance Date	Strike Price	2023	2022
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
August – December 2021	$20.00	—	268,743
January – February 2022	$20.00	—	15,171
September 14, 2022	$2.30	120,000	390,000
April 18, 2023	$3.30	1,573,330	—
June 5, 2023	$2.30	1,279,700	—
Total warrants outstanding		3,764,199	1,465,083
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

The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2023.
The Company issued 271,593 warrants from August 2021 to December 2021 and 15,421 warrants from January 2022 to February 2022 related to the Regulation CF, D, and S common stock and warrant offerings. These warrants became exercisable on January 26, 2022 when the Company received SEC qualification of its offering statement on Form 1-A. These warrants expire as of the earlier of: (a) January 26, 2023, (b) the acquisition of the Company by another entity, or (c) immediately prior to the closing of a firm commitment underwritten public offering. On August 25, 2022, we refunded $5,000 in units (comprised of common stock and warrants) sold in the Company's Regulation CF offering to two investors resulting in the cancellation of 250 warrants.
During the quarter ended September 30, 2022, investors exercised 2,850 warrants at an exercise price of $20.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.
The warrants to purchase the remaining 283,914 shares of the Company’s Class A Common Stock expired on January 26, 2023 and are no longer outstanding as of September 30, 2023.
On September 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA, to sell and issue to the Armistice Capital Master Fund Ltd. in a private placement 195,000 shares of Class A Common Stock of the Company and warrants to purchase 390,000 shares of Class A Common Stock of the Company at an exercise price of $8.85 for a total purchase price of $1,511,250. The Company incurred offering costs of $90,675 from this transaction that were recorded as a reduction of the gross proceeds. The 390,000 warrants may be exercised at any time by Armistice Capital Master Fund Ltd. starting on the issuance date, September 14, 2022, until the five year and six-month anniversary thereafter.
The warrants also allow for a “cashless exercise” if, at any time after the six (6) month anniversary of the issue date of the warrants there is no effective registration statement registering the resale of the Class A Common Stock issuable pursuant to the warrants. In such a case, then warrants may also be exercised, in whole or in part, by means of a cashless exercise in which Armistice Capital Master Fund Ltd. will be entitled to receive a number of shares of Class A Common Stock as described in the warrants. Trust Stamp filed the registration statement on September 30, 2022 and received the notice of effectiveness on January 26, 2023.
On June 5, 2023, the Company entered into an Amendment to Existing Warrants agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Amendment to Existing Warrants, the exercise price for the warrants to purchase 390,000 shares of Class A Common Stock of the Company is reduced to $2.30 for a total purchase price of $897,000. In addition, the expiration date for the 390,000 warrants is amended allowing the exercise of the warrant at any time by Armistice Capital Master Fund Ltd. starting on the closing of the offering, June 5, 2023, until the five year anniversary thereafter.
On August 18, 2023, the institutional investor exercised 270,000 warrants to purchase shares of Class A Common Stock of the Company at a price of $2.30 per warrant, resulting in an issuance by the Company of 270,000 shares of Class A Common Stock for total proceeds of $621,000.
The warrants to purchase the remaining 120,000 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2023.
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

The common stock purchase warrants to purchase 1,573,330 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2023.
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
The common stock purchase warrants to purchase 1,279,700 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2023.
4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid operating expenses	$315,187	$225,756
Rent deposit	31,388	55,981
Value added tax receivable	102,699	71,742
Tax credit receivable (short-term)	66,135	218,239
Miscellaneous receivable	29,792	8,368
Prepaid expenses and other current assets	$545,201	$580,086
Capitalized internal-use software, net
Capitalized internal-use software, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	September 30, 2023	December 31, 2022
Internally developed software	5 Years	$3,754,896	$3,314,450
Less: Accumulated depreciation		(2,293,295)	(1,895,778)
Capitalized internal-use software, net		$1,461,601	$1,418,672
Amortization expense is recognized on a straight-line basis and for the three months ended September 30, 2023 and 2022 totaled $140 thousand and $132 thousand, respectively. Amortization expense is recognized on a straight-line basis and for the nine months ended September 30, 2023 and 2022 totaled $419 thousand and $379 thousand, respectively.

The Company determined that as of September 30, 2023, $17 thousand of Capitalized internal-use software was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the nine months ended September 30, 2023.
Property and equipment, net
Property and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	September 30, 2023	December 31, 2022
Computer equipment	3-4 Years	$143,796	$148,832
Furniture and fixtures	10 Years	26,864	27,220
Mobile hardware	2.5 years	—	297,150
Property and equipment, gross		170,660	473,202
Less: Accumulated depreciation		(110,111)	(172,538)
Property and equipment, net		$60,549	$300,664
Depreciation expense is recognized on a straight-line basis and for the three months ended September 30, 2023 and 2022 totaled $10 thousand and $42 thousand, respectively. Depreciation expense is recognized on a straight-line basis and for the nine months ended September 30, 2023 and 2022 totaled $62 thousand and $94 thousand, respectively.
On April 26, 2023, the Company sold a portion of the mobile hardware for a gross sales price of $180 thousand and a gain of $108 thousand. On May 26, 2023, the Company sold another portion of the mobile hardware for a gross sales price of $197 thousand and a gain of $108 thousand.
Accrued expenses
Accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Compensation payable	$353,662	$171,851
Commission liability	24,379	58,771
Accrued employee taxes	433,096	591,992
Accrued mobile expenses	—	177,099
Other accrued liabilities	50,256	100,111
Accrued expenses	$861,393	$1,099,824

5. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the periods ended September 30, 2023 and December 31, 2022.
Intangible assets, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	Useful Lives	September 30, 2023	December 31, 2022
Patent application costs	3 Years	$460,453	$382,285
Trade name and trademarks	3 Years	67,463	68,356
Intangible assets, gross		527,916	450,641
Less: Accumulated amortization		(313,218)	(198,955)
Intangible assets, net		$214,698	$251,686

The Company added 4 patents and 1 trademark during the nine months ended September 30, 2023. The patents issued during the nine months ended September 30, 2023 increased our total number of patents to 17 and include:
•On August 29, 2023, the Company received Notice of Issuance together with a Notice of Allowance on August 17, 2023 both entitled “Systems and Processes for Lossy Biometric Representation.” These patents further expand our intellectual property portfolio related to the tokenization of biometric data and broaden our patent coverage by removing the necessity to use a neural network in our irreversible transformation process.
•On August 15, 2023, the Company received Notice of Issuance for a patent entitled “Systems and Methods for Identity Authentication via Third Party Accounts.” This technology, while leveraging our core privacy-first technologies, provides an optional interlock between different types of user accounts benefiting from the strengths that each can offer in terms of user authentication to produce a more resilient user-centric ecosystem.
•On July 25, 2023, the Company received Notice of Issuance for a patent entitled “Systems and Methods for Privacy-Secured Biometric Identification and Verification.” For the last six years we have invested heavily in research and development which has created a solid foundation for our current and future generations of cutting edge, privacy-first identity products and this patent reflects our systems and methods for matching an encrypted biometric input record with stored encrypted biometric record without data decryption of the input and at least one stored record.
Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the three months ended September 30, 2023 and 2022 totaled $40 thousand and $29 thousand, respectively. Intangible asset amortization expense is recognized on a straight-line basis and intangible asset amortization expense for the nine months ended September 30, 2023 and 2022 totaled $115 thousand and $75 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2023	$40,709
2024	106,971
2025	56,368
2026	10,650
$214,698
6. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,162)	$(3,439,892)	$(4,752,980)	$(8,054,240)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	8,155,617	4,693,465	6,658,205	4,632,683

Net loss per share attributable to common stockholders	$ (0.00)	$(0.75)	$(0.71)	$(1.75)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2023	September 30, 2022
Options, RSUs, and grants	791,410	732,744
Warrants	4,528,193	1,676,057
Total	5,319,603	2,408,801
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
During the three and nine months ended September 30, 2023 and 2022, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the three months ended September 30, 2023 and 2022 included grants totaling, $0 and $45 thousand, respectively, options totaling $0, and RSUs totaling $10 thousand and $55 thousand, respectively.
The total granted stock-based awards to advisory board members and other external advisors during the nine months ended September 30, 2023 and 2022 included grants totaling, $0 and $49 thousand, respectively, options totaling $0, and RSUs totaling $19 thousand and $109 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the three and nine months ended September 30, 2023 and 2022, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended September 30, 2023 and 2022 included grants totaling, $18 thousand and $50 thousand, respectively, options totaling $3 thousand and $9 thousand, respectively, and RSUs totaling $116 thousand and $691 thousand, respectively.
The total granted stock-based awards to employees during the nine months ended September 30, 2023 and 2022 included grants totaling, $65 thousand and $272 thousand, respectively, options totaling $10 thousand and $52 thousand, respectively, and RSUs totaling $211 thousand and $1.12 million, respectively.

The following table summarizes stock option activity for the three and nine months ended September 30, 2023:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2022	395,002	$6.40	2.42	$5,365,737
Options granted	7,443	3.20
Options exercised	(15,121)	6.30
Options canceled and forfeited	(215)	4.40
Balance as of December 31, 2022	387,109	$6.40	1.45	$—
Options granted	2,647	3.01
Options exercised	(1,230)	3.25
Options canceled and forfeited	(756)	7.94
Balance as of March 31, 2023	387,770	$6.37	1.21	$—
Options granted	2,675	2.24
Options exercised	—	—
Options canceled and forfeited	(937)	6.40
Balance as of June 30, 2023	389,508	$6.34	0.98	$—
Options granted	3,241	1.85
Options exercised	—	—
Options canceled and forfeited	(1,083)	5.54
Balance as of September 30, 2023	391,666	$6.31	0.75	$—
Options vested and exercisable as of September 30, 2023	391,666	$6.31	0.75	$—

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	8,563	2.28
Options exercised	(1,230)	3.25
Options canceled and forfeited	(2,776)	6.48
Balance as of September 30, 2023	391,666	6.31	0.75	—
Options vested and exercisable as of September 30, 2023	391,666	$6.31	0.98	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 is $0 and $3 thousand, respectively.
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.25 and $9.48 per share, respectively. The total grant-date fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $10 thousand and $52 thousand, respectively.

The following assumptions were used to calculate the fair value of options granted during the nine months ended September 30, 2023:

Fair value of Class A Common Stock	$0.95 — 3.57
Exercise price	$1.82 — 3.09
Risk free interest rate	3.76 — 4.74%
Expected dividend yield	0.00%
Expected volatility	80.79 — 96.45%
Expected term	3 Years
As of September 30, 2023, the Company had 391,666 stock options outstanding of which all are fully vested options. As of September 30, 2023, the Company had 77,386 common stock grants outstanding of which 67,530 were vested but not issued and 9,856 were not yet vested. All granted and outstanding common stock grants will fully vest by September 30, 2024. The Company had unrecognized stock-based compensation related to common stock grants of $10 thousand as of September 30, 2023.
As of September 30, 2023, the Company had 322,358 RSUs outstanding of which 148,241 were vested but not issued and 174,117 were not yet vested. All granted and outstanding RSUs will fully vest by August 1, 2024. The Company had unrecognized stock-based compensation related to RSUs of $146 thousand as of September 30, 2023.
A summary of outstanding RSU activity is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2022	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564
Granted	4,627
Vested (issued)	—
Forfeited	(20,601)
Balance as of March 31, 2023	276,590
Granted	4,626
Vested (issued)	(98,193)
Forfeited	3,766
Balance as of June 30, 2023	186,789
Granted	136,906
Vested (issued)	(1,337)
Forfeited	—
Balance as of September 30, 2023	322,358

RSU Outstanding Number of Shares
Balance as of January 1, 2022	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564
Granted	146,159
Vested (issued)	(99,530)
Forfeited	(16,835)
Balance as of September 30, 2023	322,358

Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of services	$11,169	$10,122	$11,825	$13,516
Research and development	48,336	96,113	79,956	206,413
Selling, general, and administrative	88,535	744,566	213,569	1,378,304
Total stock-based compensation expense	$148,040	$850,801	$305,350	$1,598,233
8. Related Party Transactions
Related party payables of $128 thousand and $273 thousand as of September 30, 2023 and December 31, 2022, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended September 30, 2023 and 2022, totaled approximately $164 thousand and $254 thousand, respectively. Total costs incurred in relation to 10Clouds for the nine months ended September 30, 2023 and 2022, totaled approximately $699 thousand and $688 thousand, respectively.
Legal Services
A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 and $32 thousand during the three months ended September 30, 2023 and 2022, respectively. Total expenses incurred by the Company in relation to these services totaled $0 and $95 thousand during the nine months ended September 30, 2023 and 2022, respectively. Amounts payable as of September 30, 2023 and December 31, 2022 were $0.
Options Agreement
The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 281,648 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $6.00 per share. The options have no vesting period and will expire in November 2023. The loan was repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020 and the final payment received in February 2023. As of September 30, 2023 and December 31, 2022, the shareholder loan balances were $0 and $19 thousand, respectively.

Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which Kristin Stafford serves as Chief Executive Officer, who is a current Director of the Company. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of September 30, 2023 and December 31, 2022, the Vital4Data, Inc. commission due was $0.
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the unaudited condensed consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred $0 in expenses that are reimbursable under the grant. As of September 30, 2023, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the nine months ended September 30, 2023 and 2022, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of September 30, 2023, no amounts provided under this grant were received.
10. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of September 30, 2023, there were no minimum lease commitments related to month-to-month lease arrangements.
Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s Operating lease right-of-use assets and Operating lease liabilities. The Company’s leases have remaining terms of 1 to 3 years. As the

Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	September 30, 2023
Weighted average remaining lease term	1.29 years
Weighted average discount rate	5.0%
During the nine months ended September 30, 2023, the Company terminated four leases including two offices in Malta and two vehicles in Malta. The terminated leases were operating leases. As a result of the terminations, the Company incurred $11 thousand in lease termination fees and recorded a loss of $178 related to this lease termination for the nine months ended September 30, 2023.

September 30, 2023
Leases terminated	4
Lease termination fees	$10,932
Operating lease right-of-use assets derecognized upon lease termination	$82,095
Lease liabilities derecognized upon lease termination	$77,648
Loss recognized upon lease termination	$178
On April 28, 2023, the Company extended the Malta office lease agreement, which would have ended on July 28, 2023, for a term of one additional year. The lease extension increased the Operating lease right-of-use asset by $82 thousand and the operating lease liability by $83 thousand. The Company classified the amended lease as an operating lease under ASC 842.
Balance sheet information related to leases as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets
Operating lease right-of-use assets	$164,854	$315,765

Operating lease liabilities
Short-term operating lease liabilities	$108,583	$177,795
Long-term operating lease liabilities	31,785	102,407
Total operating lease liabilities	$140,368	$280,202
Future maturities of ASC 842 lease liabilities as of September 30, 2023 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2023	$38,207	$1,497	$39,704
2024	79,362	2,350	81,712
2025	22,220	380	22,600
2026	579	—	579
Total future maturities	$140,368	$4,227	$144,595

Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the three and nine months ended September 30, 2023 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense – fixed payments	$40,060	$—	$169,496	$—
Short term lease expense	10,846	—	48,399	—
Total lease expense	$50,906	$—	$217,895	$—
Supplemental cash flows information related to leases was as follow:

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(145,483)
During the nine months ended September 30, 2023, the Company did not incur variable lease expense.
Financial Liability Obligation — As of September 30, 2023, the Company’s financial liability totaled $162 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability is expected to be paid within the year ending December 31, 2023.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
11. Subsequent Events
Subsequent events have been evaluated through November 7, 2023, the date these unaudited condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively restated to reflect the one share for every five shares Reverse Split that became effective March 23, 2023 as described in Note 1 to the financial statements provided under Item 1 of this report. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Alternatives to Detention (“ATD”)
•The ATD market includes Federal, State, and Municipal agencies for both criminal justice and immigration purposes. Trust Stamp addresses the ATD market with applications built on Trust Stamp’s privacy-preserving solutions allowing individuals to comply with ATD requirements using ethical and humane technology methodologies. Trust Stamp has developed innovative patented technologies for use in the ATD market encompassing biometrics, geolocation, and tokenization as well as a proprietary, tamper-resistant, battery-free “Tap-In-Band” that can complement or replace biometric check-in requirements and provide a lower-cost and more humane alternative to traditional “ankle bracelet” technology.

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
Principal Products and Services
Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2 TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the nine months ended September 30, 2023.
We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) are in compliance with General Data Protection Regulation (“GDPR”) requirements wherever such requirements are applicable.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and then implementing them through custom applications built and maintained for a small number of key customers. In 2022, the Company added to its product offerings a modular and highly scalable Software-as-a-Service (SaaS) model with low-code or no implementation (“the Orchestration Layer”). Although the Company remains open to significant opportunities to deliver custom solutions, sales of Orchestration Layer products are the primary focus of the Company’s sales and development initiatives. This strategic pivot in the Company’s go-to-market approach is expected to negatively impact revenue in 2023 while substantially increasing potential revenue in 2024 and thereafter.
Historically, the Company generated most of its income through two long-term partnerships, comprising a relationship with an S&P 500 bank with services provided pursuant to a Master Software Agreement entered into in 2017, together with a relationship with Mastercard International (“Mastercard”) with services provided under the terms of a ten-year technology services agreement entered into in March 2019 (the "TSA”). Both of those relationships remain strong, and the Company anticipates future revenue growth from the two relationships.
Under the TSA, IT2 TM technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare. Under the TSA, the Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per user per year” basis for all transactions utilizing its technology. In December of 2022, the Company entered into a modification of the agreed pricing schedule with Mastercard to move from a per-use to a per-user-year model to broaden the range of potential use cases. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA if the other party becomes, including, but not limited to, insolvent, subject to bankruptcy, dissolved or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one year-periods unless either party provides ninety days written notice of intent not to renew. To date, the Company has received guaranteed minimum annual payments on account of usage. Mastercard’s Community Pass program currently serves approximately 3.5 million users and is targeting 30 million users by 2027. Based upon information provided to us by Mastercard we anticipate user-based revenue starting in 2024 and growing year-on-year thereafter.
In 2022, the Company expanded its key customer base to include a relationship with Fidelity Information Services, LLC (“FIS”), a relationship focused upon the implementation of our Orchestration Layer and underlying technologies in FIS’ Global KYC product offering.

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
In the third quarter of 2022, the Company acquired its first 2 new customers on the Orchestration Layer through its partnership with FIS, and in the fourth quarter of 2022, 4 additional FIS customers onboarded. As of the date of this Quarterly Report, a total of 35 financial institutions with over $297 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or are currently implementing the Orchestration Layer to 38. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $180 thousand of revenue for the Company to date including $137 thousand during the nine months ended September 30, 2023. Although each of the institutions onboarded via FIS pays a small onboarding fee, given the typical time taken by a financial institution to test, implement and roll out any new technology, the Company does not anticipate significant revenue from the new FIS customers until 2024.
Reinforced by the product-market fit indicated by the FIS roll-out, the Company is building an internal direct sales force to offer the Orchestration Layer to non-FIS institutions. A key criteria for the account executives recruited is possessing significant experience and a successful track record in the identity solutions market. The Company anticipates contracted revenue from this initiative in 2023 and significant banked revenue in 2024.
In Management's opinion, we would be able to continue operations without our current customers, including our channel partnership with FIS. However, the unanticipated loss of the Company’s current customers could have an adverse effect on the Company’s financial position.
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
Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) other expense, (2) other income, (3) gain on sale of mobile hardware, (4) interest expense, (5) interest income, (6) stock-based compensation, (7) impairment of assets, (8) non-cash expenses for in-kind services, (9) depreciation, and (10) certain other items management believes affect the comparability of operating results.
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
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net loss before taxes	$(35,162)	$(3,439,892)	$(4,752,980)	$(8,054,240)
Add: Other expense	1,377	7,484	4,174	102,269
Less: Other income	—	(3,546)	(48,335)	(16,160)
Less: Gain on sale of mobile hardware	—	—	(212,882)	—
Add: Interest expense, net	9,759	2,889	29,753	9,202
Add: Change in fair value of warrant liability	2,142	(11,307)	(3,473)	(88,367)
Add: Stock-based compensation	148,040	850,801	305,350	1,598,233
Add: Impairment loss of assets	—	1,260	16,819	25,144
Add: Non-cash expenses for in-kind services	—	27,930	18,547	83,790
Add: Depreciation and amortization	189,655	203,106	596,109	547,737
Adjusted EBITDA income (loss) (non-GAAP)	$315,811	$(2,361,275)	$(4,046,918)	$(5,792,392)
Adjusted EBITDA (non-GAAP) income (loss) for the three months ended September 30, 2023 was $316 thousand representing an improvement of 113.37% from the Adjusted EBITDA (non-GAAP) income (loss) of $2.36 million for the three months ended September 30, 2022. The overall improvement in Adjusted EBITDA income (loss) during the three months ended September 30, 2023 was driven by the decrease of $3.40 million or 98.98% in Net loss before taxes as a result of recognizing Interactive Global Solutions (“IGS”) non-refundable license revenue advances for the provision of software of $2.51 million. In addition, Net loss before taxes decreased due to various operating cost reductions initiated in 2022, particularly in Selling, general, and administrative expenses which the Company is now reaping the benefit of in 2023. See “Results of Operations” below for further discussion on the drivers behind the decrease in Net loss before taxes during the three months ended September 30, 2023.
Adjusted EBITDA (non-GAAP) income (loss) for the nine months ended September 30, 2023, decreased by 30.13%, to $4.05 million from $5.79 million for the nine months ended September 30, 2022. The overall decrease in Adjusted EBITDA income (loss) was driven primarily by reductions in Selling, general, and administrative expenses (as a result of various operating cost reductions initiated in 2022) including the $1.29 million reduction of stock-based compensation during the nine months ended September 30, 2022 but not during the nine months ended September 30, 2023. In addition, the IGS Contract resulted in $2.51 million in Net revenue for the provision of software during the nine months ended September 30, 2023, and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract discussed in Liquidity and Capital Resources subsection below. See “Results of Operations” below for further discussion on the drivers behind the decrease in stock-based compensation during the nine months ended September 30, 2023.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$3,065,804	$1,348,478	$3,985,242	$4,877,809
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	239,313	529,023	660,199	1,571,166
Research and development	605,196	777,800	1,811,962	1,766,164
Selling, general, and administrative	2,053,524	3,281,661	5,900,715	9,014,894
Depreciation and amortization	189,655	203,106	596,109	547,737
Total Operating Expenses	3,087,688	4,791,590	8,968,985	12,899,961
Operating Loss	(21,884)	(3,443,112)	(4,983,743)	(8,022,152)
Non-Operating Income (Expense):
Interest expense, net	(9,759)	(2,889)	(29,753)	(9,202)
Change in fair value of warrant liability	(2,142)	11,307	3,473	88,367
Impairment of digital assets	—	(1,260)	—	(25,144)
Other income	—	3,546	261,217	16,160
Other expense	(1,377)	(7,484)	(4,174)	(102,269)
Total Other Income (Expense), Net	(13,278)	3,220	230,763	(32,088)
Net Loss before Taxes	(35,162)	(3,439,892)	(4,752,980)	(8,054,240)
Income tax expense	—	—	—	—
Net loss including non-controlling interest	(35,162)	(3,439,892)	(4,752,980)	(8,054,240)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(35,162)	$(3,439,892)	$(4,752,980)	$(8,054,240)
Basic and diluted net loss per share attributable to T Stamp Inc.	$ (0.00)	$(0.75)	$(0.71)	$(1.75)
Weighted-average shares used to compute basic and diluted net loss per share	8,155,617	4,693,465	6,658,205	4,632,683
Comparison of the three months ended September 30, 2023 and 2022
Net revenue

	Three months ended September 30,
	2023	2022	$ Change	% Change
Net revenue	$3,065,804	$1,348,478	$1,717,326	127.35%
During the three months ended September 30, 2023, Net revenue increased to $3.07 million, or 127.35% from Net revenue of $1.35 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, the $3.07 million in Net revenue consisted of $2.51 million from IGS, $243 thousand from Mastercard, $186 thousand from an S&P 500 bank, and $127 thousand from various other customers. The majority of the increase in the Net revenue for the comparative periods relates to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract") which resulted in $2.51 million in Net revenue during the three months ended September 30, 2023 and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract discussed in Liquidity and Capital Resources subsection below. Despite this termination, the Company is optimistic about future growth in the government sector and is actively engaged with potential strategic partners and identified opportunities.

During the three months ended September 30, 2023, the Company generated $139 thousand total revenue from customers using the Orchestration Layer including implementing the platform for 7 new enterprise customers onboarded through FIS. Since its launch in the third quarter of 2022, there have been 38 enterprise customers on the Orchestration Layer platform, including 35 financial institutions, as of September 30, 2023. Orchestration Layer's first enterprise customer is in full production with revenue growth of 235% and generation of monthly recurring revenue with gross margins in excess of 84%. Finally, the Company's S&P 500 bank customer began its transition to an augmented version of the SaaS platform during the three months ended September 30, 2023.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
The increases in Net revenue during the three months ended September 30, 2023 were offset by the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $844 thousand in Net revenue during the three months ended September 30, 2022 and was subsequently terminated during fiscal year 2022.
Cost of services

	Three months ended September 30,
	2023	2022	$ Change	% Change
Cost of services	$239,313	$529,023	$(289,710)	(54.76)%
Cost of services (“COS”) decreased by $290 thousand or 54.76% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease over the comparison periods was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the three months ended September 30, 2022, were $269 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus $0 during the three months ended September 30, 2023 (as a result of the ICE Contract being terminated in 2022).
After adjusting the COS for ICE Contract, COS was reduced by $21 thousand despite onboarding 29 new enterprise customers during the nine months ended September 30, 2023, and is a result of the lower marginal costs that are inherent in SaaS platforms such as the Orchestration Layer.
Research and development

	Three months ended September 30,
	2023	2022	$ Change	% Change
Research and development	$605,196	$777,800	$(172,604)	(22.19)%
Research and development (“R&D”) expenses decreased by $173 thousand, or 22.19% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in R&D expense during the three months ended September 30, 2023 was driven by a decrease in the Company’s R&D team which reduced from 64 full-time equivalents ("FTE") for the three months ended September 30, 2022 to 50 FTE for the three months ended September 30, 2023.
In addition, R&D costs decreased for the three months ended September 30, 2023 due to a reduction in outsourced software development as the Company continued to transition this work internally.
Selling, general, and administrative

	Three months ended September 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$2,053,524	$3,281,661	$(1,228,137)	(37.42)%
Selling, general, and administrative expense (“SG&A”) decreased by $1.23 million, or 37.42%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in SG&A expense was driven mostly by the reductions in global headcount and associated overhead as result of the Company's 2022 cost cutting initiatives. Headcount reductions were 14.00%, from 100 FTE for the three months ended September 30, 2022 compared to 86 FTE for the three months ended September 30, 2023. In effect, salaries, bonus and stock-based compensation, related payroll costs, and sales commissions reduced by $738 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other notable reductions in SG&A for the three months ended September 30, 2023 included a $681 thousand combined reduction due to decreases in costs related to carrying mobile hardware assets, corporate travel, management consulting and training, rent expense, marketing expense, and subscription fees as direct result of the Company's recent non-personnel cost cutting initiative, offset by various increases including $180 thousand for legal and professional services.
Depreciation and amortization

	Three months ended September 30,
	2023	2022	$ Change	% Change
Depreciation and amortization	$189,655	$203,106	$(13,451)	(6.62)%
Depreciation and amortization (“D&A”) decreased by $13 thousand, or 6.62% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The $13 thousand decrease in D&A expense between the comparative periods was primarily related to the $30 thousand decrease in D&A expense related to the depreciation of mobile hardware assets that were sold during the three months ended September 30, 2023. There were no mobile hardware assets or related depreciation expenses during that period.
The decrease of depreciation expense from the sale of mobile hardware assets was offset by the increase in patent amortization during the three months ended September 30, 2023 as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the three months ended September 30, 2023, the Company had 3 new provisional and utility patents issued including the patent for the Tap-In BandTM. The Tap-In Band™ is a wrist-worn, tamper resistant, hypoallergenic near-field communication band that facilitates discrete check-in by, and communication with, participants in community based supervision programs. This technology and associated biometric processes utilize Trust Stamp’s patented IT2 identity tokenization processes that allow users to biometrically authenticate without the need to store biometric images or templates.
In addition, there was an increase in amortization expense for Capitalized internal-use software driven by the increase in the total balance of Capitalized internal-use software. While the amounts of Capitalized internal-use software vary from period to period, we continue to see a trend of increasing software amortization which has been driven by the growth in software capitalization over the prior periods. Overall, this is a further result of newly issued patents continuing to produce new internal-use software, or microservices, that have reached technical feasibility and can be configured into new products for monetization.
Operating loss

	Three months ended September 30,
	2023	2022	$ Change	% Change
Operating loss	$(21,884)	$(3,443,112)	$3,421,228	(99.36)%
The Company’s Operating loss decreased by $3.42 million or 99.36% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in Net revenue of $1.72 million or 127.35% was chiefly due to the recognition of IGS nonrefundable license revenue. Additionally, there was a $1.70 million or 35.56% reduction in operating expenses as a result of various cost cutting measures initiated during fiscal years 2022 and 2023 that have outpaced the reduction in Net revenue, thereby producing desirable margin growth and greater company efficiency.
Interest expense, net

	Three months ended September 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(9,759)	$(2,889)	$(6,870)	237.80%

Interest expense, net increased by $7 thousand, or 237.80% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, there was $155 and $10 thousand of interest income and interest expense, respectively. During the three months ended September 30, 2022, there was $1 thousand and $4 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities within various immaterial interest-earning accounts.
Change in fair value of warrant liability

	Three months ended September 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$(2,142)	$11,307	$(13,449)	(118.94)%
The Company recognized a loss in Change in fair value of warrant liability during three months ended September 30, 2023 of $2 thousand compared to a gain of $11 thousand during the three months ended September 30, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.
Impairment of digital assets

	Three months ended September 30,
	2023	2022	$ Change	% Change
Impairment of digital assets	$—	$(1,260)	$1,260	(100.00)%
The Company recognized an impairment on digital assets during the three months ended September 30, 2022, of $1 thousand. Digital assets are considered indefinite-lived Intangible assets, net under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.
Other income

	Three months ended September 30,
	2023	2022	$ Change	% Change
Other income	$—	$3,546	$(3,546)	(100.00)%
Other income decreased by $4 thousand for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The three months ended September 30, 2022 balance consists primarily of miscellaneous income from Biometric Innovations Limited related to VAT and statutory maternity pay refunds. For the three months ended September 30, 2023 there was no Other income due to the lack of operations in Biometric Innovations Limited.
Other expense

	Three months ended September 30,
	2023	2022	$ Change	% Change
Other expense	$(1,377)	$(7,484)	$6,107	(81.60)%
Other expense decreased by $6 thousand for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. During the three months ended September 30, 2022, the Company recorded $8 thousand for subsidiary expense eliminations. The main variance is a result of a subsidiary company dissolution that was effective on May 10, 2023.

Comparison of the nine months ended September 30, 2023 and 2022
Net revenue

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Net revenue	$3,985,242	$4,877,809	$(892,567)	(18.30)%
During the nine months ended September 30, 2023, Net revenue decreased to $3.99 million, being a decrease of 18.30% from Net revenue of $4.88 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the $3.99 million in Net revenue consisted of $2.51 million from IGS, $596 thousand from a S&P 500 bank, $502 thousand from Mastercard, and various other customers for the remaining $377 thousand. The majority of the decrease in the comparative periods relates to the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $3.29 million in Net revenue during the nine months ended September 30, 2022 and was subsequently terminated during fiscal year 2022.
The decrease from the ICE contract termination is offset by the increase in the Net revenue from the IGS Contract which resulted in $2.51 million in Net revenue for the provision of software during the nine months ended September 30, 2023, and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract discussed in Liquidity and Capital Resources subsection below. Despite this termination, the Company is optimistic about future opportunities in the government sector and retains the capability to provide future services for maintenance, upgrades, and deployments of the product for additional fees.
During the nine months ended September 30, 2023, the Company generated $346 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 29 new enterprise customers through FIS on the Software-as-a-Service (SaaS) platform. Since its launch in the third quarter of 2022, there have been 38 enterprise customers on the Orchestration Layer platform, including 35 financial institutions, as of September 30, 2023. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 235% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 83.61%. Finally, the Company's S&P 500 bank customer began its transition to an augmented version of the SaaS platform during the nine months ended September 30, 2023.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Cost of services	$660,199	$1,571,166	$(910,967)	(57.98)%
Cost of services (“COS”) decreased by $911 thousand or 57.98% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease during this period was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the nine months ended September 30, 2022, were $802 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus $0 during the nine months ended September 30, 2023 (as a result of the ICE Contract being terminated in 2022).
After adjusting the comparative periods’ COS for ICE Contract related costs, COS reduced by $109 thousand despite onboarding 29 new enterprise customers during the nine months ended September 30, 2023, and is a result of the the low marginal costs that are inherent in SaaS platforms such as the Orchestration Layer.

Research and development

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Research and development	$1,811,962	$1,766,164	$45,798	2.59%
Research and development (“R&D”) expenses increased by $46 thousand, or 2.59% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in R&D expense during the nine months ended September 30, 2023 was primarily driven by an increase in R&D FTE allocation due to reduced demand for their time for customer implementations. While the R&D costs increased slightly, there was a 21.88% reduction of R&D FTE in which the Company’s R&D team reduced from 64 FTE for the nine months ended September 30, 2022 to 50 FTE for the nine months ended September 30, 2023.
Additionally, the Company recognized an impairment loss on Capitalized internal-use software of $17 thousand during the nine months ended September 30, 2023 that offset the increase in R&D. Capitalized internal-use software are considered long-lived assets under applicable accounting guidance. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Selling, general, and administrative

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$5,900,715	$9,014,894	$(3,114,179)	(34.54)%
Selling, general, and administrative expense (“SG&A”) decreased by $3.11 million, or 34.54%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in SG&A expense was driven mostly by the reductions in global headcount and associated overhead related to the 2022 cost cutting initiative. Headcount reductions were 14.00%, from 100 FTE for the nine months ended September 30, 2022, compared to 86 FTE for the nine months ended September 30, 2023. In effect, salaries, bonus and stock-based compensation, related payroll costs, and sales commissions reduced by $2.09 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Other notable reductions in SG&A for the nine months ended September 30, 2023 included a $1.21 million net reduction between corporate travel, management consulting and training, and costs related to carrying mobile hardware assets as direct result of the Company's recent non-personnel cost cutting initiative.
Depreciation and amortization

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Depreciation and amortization	$596,109	$547,737	$48,372	8.83%
Depreciation and amortization (“D&A”) increased by $48 thousand, or 8.83% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The primary increase in D&A expense related to the $40 thousand increase in depreciation of Capitalized internal-use software between the comparative periods. While the amounts of Capitalized internal-use software vary from period to period, we continue to see a trend of increasing software amortization which is driven by the growth in software capitalization over the prior periods. Overall, this is a further result of newly issued patents continuing to produce new internal-use software, or microservices, that have reached technical feasibility at which point the Company begins to capitalize the related costs.
Patent amortization also increased during the nine months ended September 30, 2023 by $36 thousand as a result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the nine months ended September 30, 2023, the Company added 4 issued patent, 3 new patent applications, and 1 trademark registration including the patent for Tap-In BandTM. The Tap-In Band™ is a wrist-worn, tamper resistant, hypoallergenic near-field communication band that facilitates discrete check-in by, and communication with, participants in community based supervision programs. This technology and associated biometric processes utilize Trust Stamp’s patented IT2 identity tokenization processes that allow users to biometrically authenticate without the need to store biometric images or templates.
These increases were partially offset by a $30 thousand decrease in D&A expense related to the depreciation of mobile hardware assets that were sold during the nine months ended September 30, 2023.
Operating loss

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Operating loss	$(4,983,743)	$(8,022,152)	$3,038,409	(37.88)%
The Company’s Operating loss decreased by $3.04 million or 37.88% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in Operating loss was mostly related to the decrease of $3.93 million or 30.47% reduction in operating expenses as a result of various cost cutting measures initiated in fiscal years 2022 and 2023 that outpaced the reduction in Net revenue, thereby producing desirable margin growth and greater company efficiency.
Interest expense, net

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(29,753)	$(9,202)	$(20,551)	223.33%
Interest expense, net increased by $21 thousand, or 223.33% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, there was $470 and $30 thousand of interest income and interest expense, respectively. During the nine months ended September 30, 2022, there was $3 thousand and $12 thousand of interest income and interest expense, respectively. All interest earned and expensed during the comparative periods were a result of normal operating activities within various immaterial interest-bearing and interest-earning accounts.
Change in fair value of warrant liability

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$3,473	$88,367	$(84,894)	(96.07)%
The Company recognized a gain in Change in fair value of warrant liability during nine months ended September 30, 2023 of $3 thousand compared to a gain of $88 thousand during the nine months ended September 30, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.
Impairment of digital assets

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Impairment of digital assets	$—	$(25,144)	$25,144	(100.00)%
The Company recognized an impairment on digital assets during the nine months ended September 30, 2022, of $25 thousand. Digital assets are considered indefinite-lived Intangible assets, net under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.

Other income

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Other income	$261,217	$16,160	$245,057	1,516.44%
Other income increased by $245 thousand for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $213 thousand gain on the sale of the mobile hardware assets. Additionally, during the nine months ended September 30, 2023 there was $22 thousand related to various other non-operating income including educational service fees received from participants in a startup accelerator program conducted by the Company in Malta with the objective of strengthening the innovation platform and startup ecosystem in Malta.
Other expense

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Other expense	$(4,174)	$(102,269)	$98,095	(95.92)%
Other expense decreased by $98 thousand for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The Company incurred $96 thousand in unrealized loss on foreign currency translation expense for the nine months ended September 30, 2022, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Malta Limited, Biometric Innovations Limited, and Trust Stamp Rwanda Limited with currencies denominated in United States Dollars, European Union Euros, Pound Sterling, and Rwandan Franc, respectively. As of June 30, 2022, the Company determined that there was currently no intention to settle intercompany accounts in the foreseeable future; therefore, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense.
Liquidity and Capital Resources
As of September 30, 2023, and December 31, 2022, the Company had approximately $3.18 million and $1.25 million cash in its banking accounts, respectively.
The increase of $1.93 million in Cash and cash equivalents from December 31, 2022 to September 30, 2023 was a result of the net cash inflow which consisted of $5.88 million and $180 thousand outflows, and $8.03 million inflow, in operating, investing, and financing activities, respectively. Additionally, there was a $43 thousand cash outflow for a foreign currency transaction adjustment. See the “Cash Flows” subsection below for more details on cash activities during the quarter ended September 30, 2023.
Total Current Assets for the comparative periods increased by 49.60% or $1.43 million from $2.87 million as of December 31, 2022, to $4.30 million as of September 30, 2023. The increase in current assets was primarily driven by the increase in cash of $1.93 million (discussed above). Additionally, there was a $467 thousand decrease in Accounts receivable that offset the increase, mostly due to decreased billing and a slight delay in the collection of invoice receipts by several enterprise customers billed as of December 31, 2022.
Total Current Liabilities decreased by 53.91% or $2.40 million from $4.45 million as of December 31, 2022 compared to $2.05 million as of September 30, 2023. This decrease is primarily attributed to the $1.72 million decrease in Deferred revenue. Deferred revenue decreased primarily due to the recognition of $2.51 million in non-refundable revenue advances for software provisioned by the Company for IGS. Upon termination of the MSA, IGS waived their option to make additional payments in exchange for future maintenance and upgrades. As a result of the termination, Trust Stamp has no further performance obligations or contingencies related to the MSA. Additionally, there were decreases in Other current liabilities, including $258 thousand in Accounts payable, $238 thousand in Accrued expenses, and $145 thousand Related party payables due to the timing of payables. The decreases in Total Current Liabilities were offset by the increase in Short-term financial liabilities of $43 thousand due to the sale of mobile hardware assets which triggered the total financial liability balance becoming current.

In effect, the Company’s current ratio (i.e., the ratio of the Company’s total current assets as a multiple of total current liabilities or the Company’s ability to service its near-term liabilities with its near-to-cash assets) increased from 0.65 as of December 31, 2022 to 2.10 representing a 223.08% increase during the nine months ended September 30, 2023. This is, in part, a result of the net cash inflow from financing activities, offset by the cash outflows from investing, and operating activities, discussed in further detail below.
Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and $250 thousand in 2022. On December 31, 2022, the software license agreement was amended. The Company will receive minimum total fees of $300 thousand in 2023 which will continue to rise by 15% in each subsequent year after 2023 with the annual minimum fee capped at $1.00 million. The cap in the annual minimum fee does not restrict the Company from earning additional fees for transactions that exceed the annual minimum transaction volume. The Company has recognized $225 thousand in fees from this software license agreement during the nine months ended September 30, 2023.
On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS agreed to jointly offer services and IGS was granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agreed to pay $1.50 million to the Company as a non-refundable revenue advance, an additional $1.50 million non-refundable revenue advance on the first anniversary of the MSA, and $1.00 million on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS has the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. On September 14, 2023, Trust Stamp received notification from IGS that it was terminating the MSA effective September 15, 2023. IGS paid Trust Stamp a total of $2.51 million in non-refundable revenue advances for software provisioned prior to the termination. Upon terminating the MSA, IGS waived their option to make additional payments in exchange for future maintenance and upgrades. Trust Stamp has no remaining performance obligations or contingencies related to the MSA. During the nine months ended September 30, 2023, Trust Stamp recognized the $2.51 million in IGS non-refundable revenue advances that were previously recorded to Deferred revenue.
During the nine months ended September 30, 2023, the Company received a provisional patent for the Tap-In Band™, which is a wrist-worn, tamper resistant, hypoallergenic near-field communication band that facilitates discrete check-in by, and communication with, participants in community based supervision programs. This technology and associated biometric processes utilize Trust Stamp’s patented IT2 identity tokenization processes that allow users to biometrically authenticate without the need to store biometric images or templates. The Company is optimistic about the tremendous market opportunity for the Tap-In BandTM technology, specifically in the government sector.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the nine months ended September 30, 2023 of $4.75 million, Net operating cash outflows of $5.88 million for the same period, and an Accumulated deficit of $44.05 million as of September 30, 2023.
The Company’s ability to continue as a going concern in the next twelve months, following the date the unaudited condensed consolidated financial statements were available to be issued, is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Net cash flows from operating activities	$(5,884,123)	$(4,841,167)
Net cash flows from investing activities	$(179,685)	$(735,084)
Net cash flows from financing activities	$8,034,495	$5,079,292
Operating Activities
Net cash flows from operating activities increased by 21.54% from $4.84 million during the nine months ended September 30, 2022, compared to $5.88 million during the nine months ended September 30, 2023. Of the $4.75 million net loss for the nine months ended September 30, 2023, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $5.88 million cash used for operating activities for the nine months ended September 30, 2023.
Those adjustments included $1.72 million mainly for the recognition of $2.51 million in non-refundable revenue advances for software provisioned by the Company for IGS, this was partially offset by cash received and recorded to Deferred revenue from various customers. Additionally cash and non-cash adjustments included $642 thousand combined for payments made on invoices related to Accounts payable, Accrued expenses, and Related party payables, $596 thousand for non-cash Depreciation and amortization, and $467 thousand for cash received on Accounts receivable.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $180 thousand, compared to net cash of $735 thousand used in the nine months ended September 30, 2022. The reduction in cash outflow from investing activities during the nine months ended September 30, 2023 related primarily to the $377 thousand decrease of Property and equipment, net related to the sale of the mobile hardware assets. Otherwise, cash used in investing activities for the nine months ended September 30, 2023 related primarily to continued investments to patent and develop future technologies that we intend to capitalize and monetize over time. During the nine months ended September 30, 2023, cash outflow for capitalized internally developed software costs decreased by 18.83% compared the nine months ended September 30, 2022, as a result of the fewer software developer activities allocated to the capitalization of internally developed software for investments in products that can be used by multiple customers over time such as the Orchestration Layer SaaS platform.
Financing Activities
During the nine months ended September 30, 2023, Net cash flows from financing activities was $8.03 million, compared to Net cash flows from financing activities of $5.08 million for the nine months ended September 30, 2022. The Company raised $4.78 million and $2.69 million in net proceeds, during the nine months ended September 30, 2023, from two separate securities purchase agreements ("SPA") with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. The same institutional investor exercised 270,000 warrants to purchase shares of Class A Common Stock of the Company for total proceeds of $621,000. See Note 3 to the financial statements provided under Item 1 of this report for more details. In addition, during the nine months ended September 30, 2023, there was a $25 thousand tax withholding accrual for net issuances on employee equity compensation and $30 thousand for payments on financial liabilities.
During the nine months ended September 30, 2022, the Company received $3.39 million from a warrant exercise in December 2021 from SCV and REach® Ventures (a related party), $78 thousand from the exercise of options, $1.42 million from the sale of Class A Common Stock and warrants exercisable into Class A Common Stock in a private investment in public equity agreement with Armistice Capital Master Fund Ltd. (“Armistice PIPE”), and $254 thousand in units sold and warrants exercised in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for our Nasdaq listing. The receipts were offset by $60 thousand for principal payments made for the financial liability.

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
Remaining Performance Obligation
The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of September 30, 2023 and December 31, 2022 the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures Based on management's evaluation, they have concluded that our disclosure controls and procedures were not effective as of September 30, 2023. We will continue to monitor this issue.
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

Remediation Plan for Previous Existing Material Weaknesses
Management is committed to the remediation of the material weakness described above. As such, controls have been added to ensure precision of management’s review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures and controls will be added to ensure adequate controls over management information systems related to program changes, segregation of duties, and access controls.
It is our belief that these added controls will effectively remediate the previous existing material weakness.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2023, the Company undertook the following unregistered sales of equity securities:
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
On August 18, 2023, the institutional investor exercised 270,000 warrants to purchase shares of Class A Common Stock of the Company at a price of $2.30 per warrant, resulting in an issuance by the Company of 270,000 shares of Class A Common Stock for total proceeds of $621,000. The warrants to purchase the remaining 120,000 shares of the Company’s Class A Common Stock remained outstanding as of September 30, 2023.
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
Date: November 7, 2023

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: November 7, 2023

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: November 7, 2023

/s/ William McClintock
William McClintock, Director
Date: November 7, 2023

/s/ Charles Potts
Charles Potts, Director
Date: November 7, 2023

/s/ Joshua Allen
Joshua Allen, Director
Date: November 7, 2023

/s/ Kristin Stafford
Kristin Stafford, Director
Date: November 7, 2023

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: November 7, 2023