Form 10-K
period 2023-12-31
T Stamp Inc
filed 2024-04-01
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
3017 Bolling Way NE, Floor 2, Atlanta, Georgia 30305
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the issuer (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant’s Class A Common Stock began trading on the NASDAQ Stock Exchange on January 31, 2022. As of June 30, 2023, the aggregate market value held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $9,543,000 (7,455,469 at a closing price per share of $1.28 on June 30, 2023). As of March 29, 2024, there were 10,101,279 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

Documents Incorporated by Reference
None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Marlton, New Jersey	688

T STAMP INC.

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
In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:
•adverse economic conditions;
•general decreases in demand for our products and services;
•changes in timing of introducing new products into the market;
•intense competition (including entry of new competitors), including among competitors with substantially greater resources than us;
•inadequate capital;
•unexpected costs;
•revenues and net income lower than anticipated;
•litigation;
•becoming delisted from Nasdaq;
•the possible fluctuation and volatility of operating results and financial conditions;
•the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition;
•inability to carry out our marketing and sales plans; and
•the loss of key employees and executives.
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
Trust Stamp develops proprietary artificial intelligence-powered identity and trust solutions at the intersection of biometrics, privacy, and cybersecurity, that enable organizations to protect themselves and their users while empowering individuals to retain ownership of their identity data and prevent fraudulent activity using their identity.
Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting-edge technology including biometric science, cryptography, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable accurate authentication while minimizing the need to store or share sensitive data. By retaining the usefulness of biometric-derived data while minimizing the risk, we allow businesses to adopt biometrics and other anti-fraud initiatives while protecting personal information from hacks and leaks.
Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access, and fraud detection, the creation of tokenized digital identities to facilitate financial and societal inclusion, and in-community case management software for alternatives to detention and other governmental uses.
As biometric solutions proliferate, so does the need to protect biometric data. Stored biometric images and templates represent a growing and unquantified financial, security, and PR liability and are the subject of governmental, media, and public scrutiny since biometric data cannot be “changed” once they are hacked, as they are directly linked to the user’s physical features and/or behaviors. Privacy concerns around biometric technology have led to close attention from regulators, with multiple jurisdictions placing biometrics in a special or sensitive category of personal data and demanding much stronger safeguards around collection and safekeeping.
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
Trust Stamp’s data transformation and comparison technology is vendor and modality-agnostic, allowing organizations including other biometric services providers to benefit from the increased protection, efficiency, and utility of our proprietary tokenization process. With online and offline functionality, Trust Stamp technology is effective in even the most remote locations in the world.
Trust Stamp also offers end-to-end solutions for multi-factor biometric authentication for account access and recovery, KYC/AML compliance, customer onboarding, and more, which allow organizations to approve more genuine users, keep bad actors from accessing systems and services and retain existing users with a superior user experience.
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
•131 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNSGSA Financial Inclusion Webpage, Accessed March 2023).
•The global market for Microfinance is estimated at $157 Billion in the year 2020, and is projected to reach $342 billion by 2026 according to the 2022 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc.
Trust Stamp’s biometric authentication, liveness detection, and information tokenization enable individuals to verify and establish their identities using data derived from biometrics. While individuals in this market lack traditional means of identity verification, Trust Stamp provides a means to authenticate identity that preserves an individual’s privacy and control over that identity.
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
Principal Products and Services
Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2 TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the year ended December 31, 2023.
We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) comply with General Data Protection Regulation (“GDPR”) requirements wherever such requirements are applicable.
IT2 Solutions
The IT2 replaces biometric templates and scans with meaningless numbers, letters, and symbols to remove sensitive data from the reach of criminals using a proprietary process by which a deep neural network irreversibly converts biometric and other identifying data, from any source, into the secure tokenized identity. This IT2 is unique to the user, is different every time it is generated from a live subject, and cannot be reverse-engineered and rebuilt into the user’s face or other original identity data.
Each token can be stored and compared to all other tokens from the same modality, allowing the Company’s AI-powered analytics to predict if a single subject has generated two or more tokens, even if the subject has passed conventional KYC with, e.g., falsified identity documents. Using this technology, an IT2 can be employed for re-authentication purposes, including account recovery, password-less login, new account creation, and more, across the organization or even within a consortium of organizations, all in a low-cost and low-friction delivery that is fast and secure.
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

Our hashing and matching technology can maximize the effectiveness of all types of identity data while rendering it safer to use, store, and share. Whatever the source of identity data, it can be stored and compared as an IT2. See the chart below for examples.
Distribution
Through licensing we allow customers to utilize our technology in a wide variety of applications. Uses can include (e.g.):
•The provision of services and hashing to enterprises, NGOs, and government, to overlay on third-party biometric and identity data.
•Hash licensing, translation, and certification services for biometric vendors.
•Management of zero-knowledge-proof services, whether as a tributary between Identity Lakes or operating consortium lakes.
•Tokenized identity creation for large scale deployments, such as humanitarian and government identity programs.
Licensing Agreements
License agreements are typically a hosted offering, on-premise solution, or both pursuant to which the customer pays for the initial product development plus a license fee for the use of Trust Stamp’s technologies on a periodic and/or volume-based basis. In addition to consuming and paying for Trust Stamp’s services for their own use, some key customers also serve as channel partners by offering Trust Stamp products to their own customer base, whether as stand-alone products, or integrated into their own services as upgraded product offerings.
SaaS Agreements
Software-as-a-Service ("SaaS") agreements are typically serviced through the Company’s Orchestration Layer platform, which is being utilized in new global identity authentication system with Fidelity Information Services, LLC ("FIS"). The platform includes our proprietary tokenization technology and is designed to provide easy integration with and access to, Trust Stamp’s products, chargeable on a per-use basis. The Orchestration Layer facilitates no-code and low-code implementations, making adoption faster and even more cost-effective for a broader range of potential customers. It is expected to accelerate the Company’s evolution, from being exclusively a custom solutions provider, to also offering a modular and highly scalable SaaS model with low-code implementation.
Competition
We can potentially work with any identity data from any source, potentially breaking vendor and modality lock-in, but our primary market target is the biometric service industry, which is growing exponentially while being threatened by a consumer, media, and legislative backlash against storing biometric data. The IT2 can potentially be overlaid on any biometric or other identity data provider.
In general, we compete for customer budget with any company in the identity authentication industry. Major competitors in this space include companies such as NEXT Biometrics, IDEMIA, Synaptics, Cognitec, Innovatrics, Suprema, FaceTec, Rank One Computing, Acuant, Jumio, Onfido, Ping, and Mitek. However, we believe that, due to the uniqueness of our technology solution, the Company does not currently have any direct competitors for the core IT2 solutions upon which the growth in our business plan is focused.
The commercial advantage of our solution is our ability to work across providers and modalities and we continue to pursue a first-mover advantage including our global–scale partnership which is achieving a network effect in the global

Humanitarian and Development market. We believe that this combination will make it unattractive for a potential competitor to replicate the six-years and multi-million dollars that we have already expended, to try and circumvent our multiple (and continuing) patent filings and/or offer a parallel product based upon a different technology.
We believe that given sufficient time and resources, we can augment any biometric modalities including face, hand, iris, voice, gait, and behavior, together with any other identifying data which places us in a unique position versus providers of biometric services.
We are unaware of any other provider being able to offer or support a proliferation of authentication modalities in this fashion, and therefore we believe there are no other companies that directly compete with us in this space. If our go-to-market strategy is successful, biometric service providers can be channel distributors, and not necessarily competitors.
Growth Strategy
Our strategy is to:
•Expand the scope and range of services that we provide to and through our existing clients.
•Continue to add significant new clients for our current and future services.
•Offer our services via channel partners with substantial distribution networks.
•Offer our technology on a “low code” basis, providing access via an orchestration layer and/or open-APIs to enable implementation by a broader range of clients.
•The addition of alternate authentication tools including non-facial-biometric options and non-biometric-knowledge and device-based tools facilitating two and multi-factor authentication.
•Offer our IT2 technology for use by other biometric and data services providers to protect and extend the usability of their data.
•Provide ready-to-use / customizable platforms that leverage our IT2 technology in specialized markets.
Human Capital
Given the geographic diversity of its team, and to facilitate cost-effective administration, Trust Stamp secures the services of its permanent team members through a variety of administrative structures that include wholly owned subsidiaries, professional employer organizations, and consulting contracts. As of December 31, 2023, the Company had 14 full-time and 1 part-time team member that works out of the United States, 26 full-time members and 1 part-time team member that work out of Malta, 10 full-time team members in Poland and Central Europe, 1 full-time and 4 part-time team members in the United Kingdom, 1 full-time team member in the Isle of Man, 14 full-time team members and 2 part-time team members working in the Philippines, 11 full-time team members working in Rwanda, 2 full-time team members in Denmark, and 1 full-time team member working remotely in India. Our permanent team is augmented as needed by contract development and other staff on both a long and short-term basis.
Outsourcing
We design and develop our own products. We use an outsourcing company, 10Clouds, for additional development staff as needed. 10Clouds is considered a related party. In addition, we also utilize SourceFit, a company in the Philippines, for PEO services, representing approximately 2% of our operating expenses during the year ended December 31, 2023. Amazon Web Services provides cloud hosting and processing services, representing approximately 3% of our operating expenses during the year ended December 31, 2023.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and then implementing them through custom applications built and maintained for a small number of key customers. In 2022, the Company added to its product offerings a modular and highly scalable SaaS model with low-code or no implementation (“the Orchestration Layer”). Although the Company remains open to significant opportunities to deliver custom solutions, sales of Orchestration Layer products are the primary focus of the Company’s sales and development initiatives. This strategic pivot in the Company’s go-to-market approach negatively impacted revenue in 2023 while we believe that it will substantially increase potential revenue in 2024 and thereafter.

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
Under the TSA, IT2 TM technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare. The Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per user per year” basis for all transactions utilizing its technology. In December of 2022, the Company entered into a modification of the agreed pricing schedule with Mastercard to move from a per-use to a per-user-year model to broaden the range of potential use cases. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA if the other party becomes, including, but not limited to, insolvent, subject to bankruptcy, dissolved, or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one year-periods in perpetuity unless either party provides ninety days written notice of intent not to renew. To date, the Company has received guaranteed minimum annual payments on account of usage. According to the October 2023 interview of Mastercard Executive Vice President and Founder of the Community Pass from the article titled “Mastercard’s Community Pass founder says digital ID platform improving lives, digital inclusion” published by Biometric Update. Mastercard’s Community Pass program currently serves approximately 3.5 million users and is targeting 30 million users by 2027. Based upon information provided to us by Mastercard we anticipate user-based revenue starting in 2024 and growing year-on-year thereafter.
In 2022, the Company expanded its key customer base to include a relationship with FIS, a relationship-focused upon the implementation of our Orchestration Layer and underlying technologies in FIS’ Global KYC product offering.
The Orchestration Layer is a low-code platform that is designed to be a one-stop shop for Trust Stamp services and provides easy integration to our products; chargeable on a per-use basis. The Orchestration Layer utilizes the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The Orchestration Layer facilitates no-code and low-code implementations of the Company’s technology making adoption and updating faster and cost-effective for a broader range of potential customers.
In the third quarter of 2022, the Company acquired its first 2 new customers on the Orchestration Layer through its partnership with FIS, and in the fourth quarter of 2022, 4 additional FIS customers onboarded. As of December 31, 2023, a total of 40 financial institutions with over $327 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or are currently implementing the Orchestration Layer to 43. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $233 thousand of revenue for the Company to date including $182 thousand during the year ended December 31, 2023. Although each of the institutions onboarded via FIS pays a small onboarding fee, given the typical time taken by a financial institution to test, implement, and roll out any new technology, the Company does not anticipate significant revenue from the new FIS customers until 2024.
Reinforced by the product-market fit indicated by the FIS roll-out, the Company is building an internal direct sales force to offer the Orchestration Layer to non-FIS institutions. A key criterion for the account executives recruited is possessing significant experience and a successful track record in the identity solutions market. The Company anticipates significant banked revenue in 2024.
In Management's opinion, while the unanticipated loss of any one of our current customers, including our channel partnership with FIS, could have an adverse effect on the Company’s financial position, it would not prevent us from continuing our operations.
Regulation
Our business is not currently subject to any licensing requirements in any jurisdiction in which we operate, other than the requirement to hold a business license in the City of Atlanta (with which we are in compliance), and the requirement to hold a trading license in Rwanda (with which we are in compliance). Given the significant focus on the use of biometrics in many countries, we do anticipate additional regulation being introduced in one or more jurisdictions in which we operate, and such requirements could be burdensome and/or expensive or even impose requirements that we are unable to meet.
We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy, and additional legislation and given the current focus on the collection, storage, and use of biometrics, additional regulation should be anticipated in every jurisdiction in which we operate. Examples of American and European federal statutes we could be subject to are:
•Health Insurance Portability and Accountability Act (HIPAA)
•Health Information Technology for Economic and Clinical Health Act (HITECH)
•The General Data Protection Regulation 2016/679 (GDPR)
•ePrivacy Privacy Directive
•The California Privacy Rights Act (CPRA)
•The California Consumer Privacy Act (CCPA)
•Biometric Information Privacy Act (BIPA)
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
Entities that are found to be in violation of HIPAA as the result of a failure to secure PHI, a complaint about our privacy practices, or an audit by HHS, may be subject to significant civil and criminal fines and penalties and additional reporting and oversight obligations if such entities are required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
GDPR
The European Union's General Data Protection Regulation ("GDPR") imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible, and easily accessible form) about how their personal information is being used, imposes limitations on retention of information, increases requirements pertaining to health data and pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant—the greater of €20 million or 4% of global turnover. The GDPR provides that European Union member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of genetic, biometric, or health data.
ePrivacy Directive
The ePrivacy directive sets out the rules relating to the processing of personal data across public communications networks. This directive requires businesses to ensure consent requests are made and that consent is received from the user before the use of cookies is made. Businesses must communicate the privacy rules with accurate and specific information regarding the data contained in the cookie. Information must be communicated before the consent requests are made, in plain language. Organizations must ensure that users are able to withdraw consent in the same simple manner as the initial consent request.
CPRA and CCPA
The California Privacy Rights Act ("CPRA") and the California Consumer Privacy Act ("CCPA") define and establish various rights that consumers residing in California have over the privacy of their data along with the responsibilities of businesses when collecting personal information. It requires businesses that control the collection of consumers’ personal information to inform them of the category, purpose, and duration the business intends to retain such information. It lists the consumers’ right to correct their data and have their data deleted. Customers may also exercise their right to limit the sale or sharing of their personal or sensitive personal information. Fines for non-compliance can range from $100 to $750 per consumer per incident. Additionally, in certain cases, the California Privacy Protection Agency may impose administrative fines ranging from $2,500 to $7,500 for each violation.
BIPA
The Biometric Information Privacy Act ("BIPA"), which was enacted in 2008, addresses the collection, use, and retention of biometric information by private entities. Under the law, a private entity must inform an individual, or their legally authorized individual, that the biometric information is being collected and stored, and the specific purpose and the length of time for the collection, storage, and use of the biometric information, before obtaining or possessing their biometric information for the purposes of capturing, storing or sharing it. In addition, prior to collecting any biometric information, the regulation required businesses to obtain a written release for the collection of the biometric information from the individual, or the individual’s legally authorized representative after notice has been given. BIPA provides statutory damages of up to $1,000 for each negligent violation, and up to $5,000 for each intentional or reckless violation.
Intellectual Property
Patents
A summary of the Company’s issued patents and pending patent applications on April 1, 2024 is provided in the table below.

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-162494	63/652,521	03/07/2024	LOSSLESS FUZZY EXTRACTORS	-	PENDING 03/24/2025 Non-Provisional Conversion Deadline
32742-160139	63/611,799	12/19/2023	LOSSLESS FUZZY EXTRACTORS	-	PENDING 12/19/2024 Non-Provisional Conversion Deadline

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-161077	18/524,536	11/30/2023	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	PENDING Awaiting Examination
32742-159767	63/581,409	09/08/2023	MULTI-FACTOR AUTHENTICATION USING TAMPER-PROOF BAND AND BIOMETRIC DATA	-	PENDING 09/08/2024 Non-Provisional Conversion Deadline
32742-158589	63/520,388	08/18/2023	SEMI-SUPERVISED OR UNSUPERVISED BIOMETRIC PERSON RECOGNITION	-	PENDING 08/18/2024: Non-Provisional Conversion Deadline
32742-154085	18/164,090	02/03/2023	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	63/306,210 63/327,821	PENDING Awaiting Examination
32742-145300	18/145,470	12/22/2022	SYSTEMS AND PROCESSES FOR MULTIFACTOR AUTHENTICATION AND IDENTIFICATION	17/230,684 (Continuation-in-Part)	PENDING Awaiting Examination
32742-153794	18/063,372	12/08/2022	SHAPE OVERLAY FOR PROOF OF LIVENESS	63/287,276	PENDING Awaiting Examination
32742-148653	17/725,978	04/21/2022	INTEROPERABLE BIOMETRIC REPRESENATION	63/177,494	PENDING Awaiting Examination
32742-151107	17/849,196	06/24/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	16/855,606	PENDING Awaiting Examination
32742-149248	17/745,270	05/16/2022	SECURE REPRESENTATIONS OF AUTHENTICITY AND PROCESSES FOR USING SAME	63/188,491	PENDING Awaiting Examination
32742-147982	17/719,975	04/13/2022	PERSONALLY IDENTIFIABLE INFORMATION ENCODER	63/174,405	PENDING Awaiting Examination
32742-147631	17/706,132	03/28/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	16/403,093	PENDING 04/15/2024 Response to Final Office Acton Due (extendible 2 months)
32742-145019	17/401,504	08/13/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	PENDING 04/12/2024 Issue Fee Due
32742-142186	17/230,684	04/14/2021	SYSTEMS AND PROCESSES FOR MULTIMODAL BIOMETRICS	63/009,809 63/011,447	ABANDONED
32742-141508	17/205,713	03/18/2021	SYSTEMS AND PROCESSES FOR TRACKING HUMAN LOCATION AND TRAVEL VIA BIOMETRIC HASHING	62/991,352	ABANDONED
32742-142411	17/324,544	05/19/2021	FACE COVER-COMPATIBLE BIOMETRICS AND PROCESSES FOR GENERATING AND USING SAME	63/027,072	ALLOWED 05/22/2024 Issue Fee Payment Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-149163	17/702,355 11,886,618	03/23/2022 01/30/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 06/30/2028: First Maintenance Fee Due
32742-145020	17/401,508 11,729,263	08/13/2021 08/15/2023	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/15/2027: First Maintenance Fee Due
32742-149165	17/702,366 11,741,263	03/23/2022 08/29/2023	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 02/28/2027: First Maintenance Fee Due
32742-130397	16/406,978 11,496,315	05/08/2019 11/28/2022	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	62/668,610	ISSUED 05/08/2026: First Maintenance Fee Due
32742-130398	16/403,093 11,288,530	05/03/2019 03/29/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	62/667,130	ISSUED 09/29/2025: First Maintenance Fee Due
32742-118398	15/342,994 10,924,473	11/03/2016 02/16/2021	TRUST STAMP	62/253,538	ISSUED 08/16/2024: First Maintenance Fee Due
32742-123473	15/955,270 11,095,631	04/17/2018 08/17/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/17/2025: First Maintenance Fee Due
32742-136046	16/855,576 11,263,439	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due
32742-136047	16/855,580 11,244,152	04/22/2020 02/08/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 08/08/2025 First Maintenance Fee Due
32742-136048	16/855,588 11,263,440	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136049	16/855,594 11,263,441	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136050	16/855,598 11,263,442	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136051	16/855,606 11,373,449	04/22/2020 06/28/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 12/28/2025 First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-130399	16/403,106 11,093,771	05/03/2019 08/17/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 02/17/2025: First Maintenance Fee Due
32742-135668	16/841,269 11,301,586	04/06/2020 04/12/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	62/829,825	ISSUED 10/12/2025 First Maintenance Fee Due
32742-118149	15/782,940 10,635,894	10/13/2017 04/28/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	62/407,717 62/407,852 62/407,693	ISSUED 10/28/2027: Second Maintenance Fee Due
32742-152907	17/966,355 11,681,787	10/14/2022 06/20/2023	OWNERSHIP VALIDATION FOR CRYPTOGRAPHIC ASSET CONTRACTS USING IRREVERSIBLY TRANSFORMED IDENTITY TOKENS	63/256,347	ISSUED 12/20/2026: First Maintenance Fee Due
32742-139681	17/109,693 11,711,216	12/02/2020 07/25/2023	SYSTEMS AND METHODS FOR PRIVACY-SECURED BIOMETRIC IDENTIFICATION AND VERIFICATION	62/942,311	ISSUED 01/25/2027: First Maintenance Fee Due
32742-149164	17/702,361 11,861,043	03/23/2022 01/02/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 07/02/2027 First Maintenance Fee Due
32742-153065	17/956,190 11,936,790	09/29/2022 03/19/2024	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	16/406,978	ISSUED 09/20/2027: First Maintenance Fee Due

Trademarks
The following is a summary of Trust Stamp’s issued and pending Trademarks as of April 1, 2024.

Serial / Registration Number	Filing Date	Trademark	Country	Status
98/379,747 N/A	1/29/2024	THE PRIVACY FIRST IDENTITY COMPANY	US	PENDING APPLICATION
97/892,087 N/A	04/17/2023 N/A	TRUSTED CHAT	US	PENDING APPLICATION Statement of Use or Request for Extension Due: 04/17/2024
97/894,011 N/A	04/18/2023 N/A		US	PENDING Statement of use or Request for Extension Due: 04/17/2024
97/613,025 N/A	06/29/2022 N/A	ALTERNATIVES TO DETENTION	US	PENDING APPLICATION Statement of use or Request for Extension Due: 04/17/2024
97/276,185 N/A	02/21/2022 N/A	PRIVTECH	US	PENDING APPLICATION Statement of Use Due: 05/08/2024
97/276,205 N/A	02/21/2022 N/A	PRIVTECH CERTIFIED	US	PENDING APPLICATION Statement of Use Due: 06/13/2024
97/276,214 N/A	02/21/2022 N/A	THE PRIVACY-FIRST IDENTITY COMPANY	US	PENDING APPLICATION Statement of Use Due: 07/17/2024
87/411,586 5,329,048	04/14/2017 11/07/2017	TRUST STAMP	US	REGISTERED Section 8 & 15 Renewal Filed: 10/24/2023
87/852,642 5,932,877	03/27/2018 12/10/2019	TRUSTED MAIL	US	REGISTERED Section 8 & 15 Renewal Due: 12/10/2025
88/256,534 6,103,860	01/10/2019 07/14/2020	IDENTITY LAKE	US	REGISTERED Section 8 & 15 Renewal Due: 07/14/2026
88/708,795 6,252,645	11/27/2019 01/19/2021	MYHASH	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
88/709,274 6,252,649	11/27/2019 01/19/2021	TRUSTED PRESENCE	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
90/041,950 6,494,610	07/08/2020 09/21/2021	TRUSTED PAYMENTS	US	REGISTERED Section 8 & 15 Renewal Due: 09/21/2027
88/674,108 6,775,329	10/30/2019 06/28/2022	TRUSTCARD	US	REGISTERED Section 8 & 15 Renewal Due: 06/28/2028
97/101,273 6,965,728	10/31/2021 01/24/2023	METAPRESENCE	US	REGISTERED Renewal Due: 01/24/2029

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
T Stamp Inc. Corporate Structure Chart
Operational Subsidiaries
Tstamp Incentive Holdings. On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 320,513 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2023, 54,734 shares of Class A Common Stock are still held by TSIH – however, all of these shares of Class A Common Stock have been allocated for issuance pursuant to employee Restricted Stock Units that vested on January 2, 2024. As of the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has no plans to issue additional equity securities to TSIH and as such, it is expected this entity will become dormant going forward.
Biometric Innovations Limited (formerly “Trust Stamp Fintech Limited”). Biometric Innovations Limited is our Company’s United Kingdom ("UK") operating subsidiary. It was established to act as the contracting entity for development contractors in the UK, and it has its own board and management team. The purpose of this entity was to establish beachhead operations in the country to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. On June 11, 2020, the Company entered into a stock exchange transaction with Biometric Innovations Limited, becoming a 100% owner of the entity. The stock exchange transaction was not pursuant to any formal written agreement.
Trust Stamp Malta Limited. Trust Stamp Malta Limited is a wholly owned subsidiary of T Stamp Inc. It operates an R&D Campus in the Republic of Malta, for which it has entered into a lease with a local commercial landlord in Malta, Vassallo Group Realty Ltd. The goal of Trust Stamp Malta Limited is to advance our biometric authentication technology. As part of the creation of this entity, we entered into an agreement with the government of Republic of Malta for a repayable advance of up to €800,000 to cover 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020.
Trust Stamp Rwanda Limited. The Company opened an office in Rwanda, Africa in April 2021. The Company has established an R&D center in Rwanda together with a back-office facility for the purpose of our expansion into Africa.
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
Trust Stamp Denmark ApS. Trust Stamp established Trust Stamp Denmark ApS on June 6, 2021 as a wholly owned subsidiary in Copenhagen, Denmark. Trust Stamp Denmark ApS focuses on developing and marketing GDPR compliant products in Denmark and throughout the European Union from a strategic Danish base that can passport authorized products throughout the European Union. In furtherance of that goal, Trust Stamp Denmark ApS has obtained D-Seal Certification and is working with a prominent Danish law firm to publish opinions on the status of Trust Stamp’s products under GDPR.
Trust Stamp Nigeria Limited — Trust Stamp established Trust Stamp Nigeria Limited on January 31, 2024 as a wholly-owned subsidiary in Lagos, Nigeria. The establishment of the entity is aimed at exploring business opportunities and conducting operations in Nigeria.
Quantum Foundation — Trust Stamp Malta Limited established Quantum Foundation on October 13, 2022 as a wholly-owned subsidiary in the Republic of Malta. The establishment of the entity is to support the development of early-stage leading edge technology companies in the Republic of Malta. Quantum Foundation collaborated with Malta Enterprise and Plug and Play Switzerland to establish a Malta Acceleration Program to foster the start-up community in the country. The Program's intention is to drive innovation in the Republic of Malta, and ensure that everyone is able to enjoy the benefits of the latest technologies.
Non-Operational Subsidiaries
AIID Payments Limited. The Company established AIID Payments Limited to provide payments services to NGO’s and other non-profit and social-welfare entities and activities. As of the date of this report, the entity has no operations, and is essentially dormant.
T Avatar LLC. Trust Stamp established T Avatar LLC to provide anonymized age-verification tools for minors participating in online activities. The Company has completed the process of administratively dissolving T Avatar LLC and the dissolution was effective February 28, 2023.
Finnovation LLC. The Company established Finnovation LLC to provide an innovative FinTech, Blockchain and Digital Identity innovation incubator. As of the date of this report, this entity has no operations, and is essentially dormant.
T Stamp LLC. As described above, the Company was originally founded as “T Stamp LLC”, formed on November 9, 2015 as a Georgia limited liability company. In 2016, the Company effected a “hive down” business reorganization whereby the business of the Company was transferred into to a newly formed, wholly owned subsidiary, which was T Stamp Inc. (i.e. the Company). As of the date of this report, the Company is no longer a subsidiary of T Stamp LLC, and T Stamp LLC is no longer a majority owner of the Company. On January 6, 2022 all shares held by T Stamp LLC were distributed to its members on a pro rata basis according to their respective membership interests. On September 19, 2023, the Company received the Certificate of Termination from the state of Georgia, which represents the completion of dissolving T Stamp LLC.
Sunflower Artificial Intelligence Technologies. Based out of Poland, Trust Stamp established Sunflower Artificial Intelligence Technologies as the contracting entity for development contractors in Poland and Central Europe As of the date of this report, the contractors have entered into direct contracts with T Stamp Inc. On May 10, 2023, the Company received the Termination Resolution from the Polish Department of the National Court Register, which represents the completion of dissolving Sunflower Artificial Intelligence Technologies.
Trusted Mail Inc. The Company established Trusted Mail Inc. for development of an encrypted e-mail product (Trusted Mail ®) using our Company’s facial recognition technology. Trusted Mail technology is held by Trusted Mail, Inc., which is a majority-owned subsidiary of Trust Stamp Inc.. The remainder of Trust Mail Inc. is owned by FSH Capital, LLC and Second Century Ventures, which are related parties of the Company. As of the date of this report, this entity has no operations, and is essentially dormant.
TSI GovTech Corporation. Trust Stamp established TSI GovTech Corporation to contract for data management and server operations in Canada. This entity has had no operations since its inception.

Global Server Management Inc. The Company established Global Server Management Inc. to contract for data management and server operations in Canada. This entity has had no operations since its inception.

Available Information
Our website is www.truststamp.ai. As soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission ("SEC"), our annual reports, quarterly reports, and current reports on form 8-K and all amendments to those reports are available on this website, free of charge.
Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
The SEC requires the Company to identify risks that are specific to its business and its financial condition. The Company is still subject to all the same risks as companies in its business, and all companies in the economy. These include risks relating to economic downturns, political and economic events, and technological developments (such as cyber-attacks and the ability to prevent such attacks). Additionally, early-stage companies are inherently riskier than more developed companies, and the risk of business failure and complete loss of your investment capital is present. You should consider general risks as well as specific risks when deciding whether to invest.
Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:
•We are a comparatively early-stage company that has incurred operating losses in the past, expect to incur operating losses in the future, and may never achieve or maintain profitability.
•Our technology continues to be developed, and there is no guarantee that we will ever successfully develop the technology that is essential to our business to a point at which no further development is needed.
•We may be subject to numerous data protection requirements and regulations.
•We operate in a highly competitive industry that is dominated by a number of exceptionally large, well-capitalized market leaders and the size and resources of some of our competitors may allow them to compete more effectively than we can.
•We rely on third parties to provide services essential to the success of our business.
•We currently have three customers that account for substantially all of our revenues.
•We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.
•Our auditor has included an “Emphasis of Matter Regarding Liquidity” note in its report on our consolidated financial statements for the year ended December 31, 2023. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
•As the vast majority of our revenue is US Dollar denominated and a significant percentage of our expenses are incurred in other currencies, we are subject to risks relating to foreign currency fluctuations.
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

We have historically operated at a loss, which has resulted in an accumulated deficit. For the fiscal year ended December 31, 2023, we incurred a net loss of $7.64 million, compared to a net loss of $12.09 million for the fiscal year ended December 31, 2022. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in our Class A Common Stock price.
Our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 have been prepared on a going concern basis. We have not yet generated profits and have an accumulated deficit of $50.85 million as of December 31, 2023. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise additional funding through future financing efforts, we may not accurately anticipate how quickly we may use such funds and whether such funds would be sufficient to bring the business to profitability. The Company’s ability to continue as a going concern in the next twelve months following the date of the consolidated financial statements is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.
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
We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Examples of federal (US) and European statutes we could be subject to are:
•Health Insurance Portability and Accountability Act (HIPAA)
•Health Information Technology for Economic and Clinical Health Act (HITECH)

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
We anticipate sustaining operating losses for the foreseeable future. It is anticipated that we will sustain operating losses into 2024 as we continue with research and development, and strive to gain new customers for our technology and market share in our industry. Our ability to become profitable depends on our ability to expand our customer base, consisting of companies willing to license our technology. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.
If our products do not achieve broad acceptance both domestically and internationally, we will not be able to achieve our anticipated level of growth. Our revenues are derived from licensing our identity authentication solutions. We cannot accurately predict the future growth rate or the size of the market for our technology. The expansion of the market for our solutions depends on a number of factors, such as
•the cost, performance and reliability of our solutions and the products and services offered by our competitors;
•customers’ perceptions regarding the benefits of biometrics and other authentication solutions;

•public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use biometric and other identity information collected;
•public perceptions regarding the confidentiality of private information;
•proposed or enacted legislation related to privacy of information
•customers’ satisfaction with biometrics solutions; and
•marketing efforts and publicity regarding biometrics solutions.
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
The Company may be unable to effectively protect its intellectual property. The Company has many issued patents related to its products and technology, and many pending patent applications as of the date of this report. There is no guarantee that the Company will ever be issued patents on the applications it has submitted. In addition, in order to control costs, we have filed patent applications only in the United States. This may result in our having limited or no protection in other jurisdictions. Our success depends to a significant degree upon the protection of our products and technology. If we are unable to secure patents for our products and technology, or are otherwise unsuccessful at protecting our technology, other companies with greater resources may copy our technology and/or products, or improve upon them, putting us at a disadvantage to our competitors.
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
We currently have three customers that account for substantially all of our current revenues. During the Company’s technology stack development, we have focused on strong relationships with a number of significant partners and customers to guide the customer and product discovery process. As such, our historical financial results identify that for a number of years we generated substantially all of our revenue from those three customers.
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
We face risks related to our target customers. The majority of the customers that we are targeting are large organizations with complex and expansive operations. These kinds of companies often have long and often unpredictable enterprise sales cycles, which can result in significant time and effort to close a deal with those companies (and there is no guarantee that a deal will occur). This can make sales forecasting difficult for our Company, which can lead to operational challenges. For example, we often need to hire staff ahead of closing on a new client contract to be ready to perform if and when the contract closes. If we are unable to effectively forecast sales, we may incur unnecessary or avoidable expenses, or exhaust our cash reserves, which could have a material negative impact on our Company’s financial condition and results of operations.
Our future success is dependent on the continued service of our small management team. Seven directors and four executive officers provide leadership to Trust Stamp. Three of the directors are also executive officers. Our success is dependent on their ability to manage all aspects of our business effectively. Because we are relying on our small management team, we lack certain business development resources that may hurt our ability to grow our business. Any loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers.
We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses. In order to fund future growth and development, the Company will likely need to raise additional funds in the future by offering shares of its Common or Preferred Stock and/or other classes of equity, or debt that convert into shares of common or Preferred Stock, any of which offerings would dilute the ownership percentage of investors in this offering. In order to issue sufficient shares in this regard, we may be required to amend our certificate of incorporation to increase our authorized capital stock, which would require us to obtain consent of a majority of our shareholders. Furthermore, if the Company raises capital through debt, the holders of our debt would have priority over holders of common and Preferred Stock and the Company may be required to accept terms that restrict its ability to incur more debt. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results, or prospects.
We are subject to risks related to foreign currency exchange rates. We operate on a global basis. We have operations (through our subsidiaries and/or directly) in many foreign countries and territories, including, but not limited to, United Kingdom, Poland, Rwanda, Denmark, and the Republic of Malta. The translation from any currencies to United States Dollars for financial statement presentation resulted in a foreign currency loss of $0 for the year ended December 31, 2023, and $105 thousand loss for the year ended December 31, 2022. As of June 30, 2022, the Company determined that there was currently no intention to settle intercompany accounts in the foreseeable future; therefore, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense. The translation from any currencies to United States Dollars for financial statement presentation resulted in Accumulated other comprehensive income of $140 thousand as of December 31, 2023, and $237 thousand as of December 31, 2022. Foreign currency translation losses, coupled with varying inflation rates across the countries we operate in, could have a material adverse effect on our business.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our Class A Common Stock less attractive to investors. We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that are held by non-affiliates to exceed $700.00 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.
In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require remedial measures which could be costly and time-consuming. In addition, in such a case, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our costs and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2022. Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2022. As a result, the Company has not maintained effective internal controls over financial reporting as required for a public company. The resulting material weaknesses relate to insufficient management review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures. Additionally, it was concluded that we had inadequate controls over the management information systems related to program changes, segregation of duties, and access controls. As a result, it would be possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls. The failure to establish effective internal controls could result in improperly accounting for transactions accurately, reliability in compiling financial information, and could significantly impair our ability to prevent error and detect fraud. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We review cybersecurity risk as part of our overall enterprise risk management program. This ensures that cybersecurity risk management remains a top priority in our business strategy and operations.
Our risk management strategy includes, among other elements:
•Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, or personnel.
•Assessment: We conduct periodic risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
•Management: Following our risk assessments, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.
We engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.
The Company's cybersecurity policies and procedures are fully integrated into its broader risk management framework, reflecting a holistic approach to cybersecurity risk management. Regular cybersecurity risk assessments are conducted to identify potential threats and vulnerabilities, with detailed mitigation strategies developed and implemented accordingly.
Trust Stamp has adopted an Information Security Incident Response Plan that establishes policy and protocol to follow in response to an information security incident or event impacting Trust Stamp. This policy applies to all Trust Stamp employees holding management responsibilities. Incidents are reported by users via various methods including verbally, email, or other methods. The Development Operations team via the Chief Technology Officer or Executive Vice President is the main point of contact for technical support issues. It is to be expected that potential security incidents will be raised through this channel.
The Company engages third-party cybersecurity assessments to ensure an objective evaluation of its cybersecurity stance, including the effectiveness of its risk management strategies. Oversight of cybersecurity risks posed by third-party service providers is systematically managed, ensuring that all external risks are identified and mitigated.
The Company did not have any material cybersecurity breaches during the year ended December 31, 2023.
Board of Director Governance
The Board of Directors (the "Board") includes members with substantial cybersecurity expertise, ensuring informed oversight of cybersecurity risks. Documentation of the Board's involvement in cybersecurity oversight is maintained, highlighting the frequency and topics of discussions related to cybersecurity risks and incident response. The Board is regularly updated on cybersecurity risks and incidents through established reporting mechanisms, ensuring they are well-informed to make strategic decisions regarding the Company's cybersecurity posture.
Management's Governance
Management's roles and responsibilities in cybersecurity oversight are clearly defined, with specific committees or positions designated for managing cybersecurity risks. The day-to-day management of cybersecurity is the responsibility of the Chief Technology Officer who oversees our technology team. These include procedures for incident response and regular reporting of cybersecurity information to the Board of Directors (the "Board"), ensuring effective communication and oversight. Cybersecurity risk management is seamlessly integrated into the Company's overall business strategy and decision-making processes, demonstrating a proactive approach to managing cybersecurity risks.

The Company has established clear criteria for determining the materiality of cybersecurity incidents, which include assessing potential or actual financial impacts, reputational damage, and operational disruptions. Documented incidents are meticulously recorded, detailing their nature, scope, and financial implications, ensuring transparency and accountability. The timeliness of Form 8-K filings following material cybersecurity incidents is strictly adhered to, with a thorough process in place for documenting any reasons for delayed disclosures. This ensures compliance with SEC requirements and maintains stakeholder confidence in the Company's cybersecurity posture.

Item 2. Properties
The Company contracts for use of office space at 3017 Bolling Way NE, Floors 1 and 2, Atlanta, Georgia, 30305, United States of America, which serves as its corporate headquarters and primary operational hub. The Company also leases office space (through a subsidiary) in Malta, which primarily serves as a research and development space. The Company contracts for coworking arrangements in other office spaces (either directly or through its subsidiaries) in New York, North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. Minimum lease commitments related to these agreements are described in Note 12 to the consolidated financial statements provided under Item 8 of this report. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.
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
As of December 31, 2023 and 2022, our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “IDAI”. Trust Stamp received approval from Nasdaq to have our Class A Common Stock listed on the Nasdaq Capital Market under the symbol “IDAI” with trading commencing on January 31, 2022.
During the year ended December 31, 2022, our Class A Common Stock was traded on the OTC Markets Group Inc.’s OTCQX quotation platform under the trading symbol “IDAI” and on the Euronext Growth market in Dublin under “AIID”. On September 12, 2022, the Company notified Euronext regarding the cancellation of our admission to Euronext with a final trading date of October 13, 2022. As a result of our Nasdaq approval, our Class A Common Stock is no longer listed on the OTCQX market as of January 31, 2022.
Holders
As of March 29, 2024, there were approximately 2,758 registered holders of record of our Class A Common Stock and the last reported sale price of our Class A Common Stock on the Nasdaq was $0.92 per share on March 29, 2024.
The number of shares of our Class A Common Stock that are freely tradable as of March 29, 2024 was 7,296,485.
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
Securities Authorized for Issuance Under Equity Compensation Plans
On April 9, 2019, management created a new entity, TStamp Incentive Holdings (“TSIH”) to which the Company issued 320,513 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. As of December 31, 2023, 54,734 shares of Class A Common Stock are still held by TSIH – however, all of these shares of Class A Common Stock have been allocated for issuance pursuant to employee Restricted Stock Units that vested on January 2, 2024. As of the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has no plans to issue additional equity securities to TSIH and as such, it is expected this entity will become dormant going forward.
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
Recent Sales of Unregistered Securities:

Offering Type	Intermediary	Date Commenced	Number of shares issued (1)	Class of Securities	Proceeds Raised	Use of Proceeds	Date Closed (if Open, N/A)
2021 Reg D	n/a	3/12/2021	260,245	Class A Common Stock	$4.0 million	Product development, marketing, and working capital	6/4/2021
2021 Reg CF	Dalmore Group LLC	8/25/2021	227,595	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$4.6 million	Product development, marketing, and working capital	2/18/2022
2021 Reg D	n/a	8/25/2021	48,198	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$1.0 million	Product development, marketing, and working capital	2/1/2022
2021 Reg S	n/a	8/25/2021	11,221	Units of Class A Common Stock and Warrants to acquire Class A Common Stock	$0.2 million	Product development, marketing, and working capital	1/7/2022
2022 Reg A	n/a	1/26/2022	2,850	Shares issuable pursuant to exercise of Warrants	$57 thousand	Product development, marketing, and working capital	n/a
2022 Reg D	Maxim Group LLC	9/14/2022	195,000	195,000 shares of Class A Common Stock and 390,000 Common Stock Purchase Warrants to purchase Class A Common Stock	$1.5 million	Working Capital	9/14/2022
Private Placement (Section 4(a)(2) and/or Regulation D)	Maxim Group LLC	4/14/2023	563,380	563,380 shares of Class A Common Stock and 2,583,280 Warrants to purchase Class A Common Stock (2)	$5.2 million	Working Capital	4/14/2023
Private Placement (Section 4(a)(2) and/or Regulation D)	Maxim Group LLC	6/5/2023	736,400	736,400 shares of Class A Common Stock and 1,823,000 Warrants to purchase Class A Common Stock (3)	$2.9 million	Working Capital	6/5/2023
Private Placement (Section 4(a)(2) and/or Regulation D)	Maxim Group LLC	12/21/2023	—	Warrants to Purchase Class A Common Stock	$2.4 million	Working Capital	12/21/2023
(1) The share numbers in the table above reflect the shares issued after giving effect to the Reverse Split, described in Note 1 to the consolidated financial statements provided under Item 8 of this report.
(2) The 2,583,280 Warrants consisted of pre-funded warrants to purchase up to 1,009,950 shares of Class A Common Stock, at an exercise price of $0.001 per share of Class A Common Stock and (ii) common stock purchase warrants exercisable for an aggregate of up to 1,573,330 shares of Class A Common Stock, at an exercise price of $3.30 per share of

Class A Common Stock. The common stock purchase warrants were repriced on December 21, 2023 to $1.34 per share of Class A Common Stock.
(3) The 1,823,000 Warrants consisted of pre-funded warrants to purchase up to 543,300 shares of Class A Common Stock, at an exercise price of $0.001 per share of Class A Common Stock and (ii) common stock purchase warrants exercisable for an aggregate of up to 1,279,700 shares of Class A Common Stock, at an exercise price of $2.30 per share of Class A Common Stock. The common stock purchase warrants were repriced on December 21, 2023, to $1.34 per share of Class A Common Stock.
Item 6. Reserved

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
Trust Stamp develops proprietary artificial intelligence-powered identity and trust solutions at the intersection of biometrics, privacy, and cybersecurity, that enable organizations to protect themselves and their users while empowering individuals to retain ownership of their identity data and prevent fraudulent activity using their identity.
Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting-edge technology including biometric science, cryptography, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable accurate authentication without the need to store or share sensitive data. By retaining the usefulness of biometric-derived data while minimizing the risk, we allow businesses to adopt biometrics and other anti-fraud initiatives while protecting personal information from hacks and leaks.
Trust Stamp’s key sub-markets are identity authentication for the purpose of account opening, access, and fraud detection, the creation of tokenized digital identities to facilitate financial and societal inclusion, and in-community case management software for alternatives to detention and other governmental uses.
As biometric solutions proliferate, so does the need to protect biometric data. Stored biometric images and templates represent a growing and unquantified financial, security, and PR liability and are the subject of governmental, media, and public scrutiny since biometric data cannot be “changed” once they are hacked, as they are directly linked to the user’s physical features and/or behaviors. Privacy concerns around biometric technology have led to close attention from regulators, with multiple jurisdictions placing biometrics in a special or sensitive category of personal data and demanding much stronger safeguards around collection and safekeeping.
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
Trust Stamp’s data transformation and comparison technology is vendor and modality-agnostic, allowing organizations including other biometric services providers to benefit from the increased protection, efficiency, and utility of our proprietary tokenization process. With online and offline functionality, Trust Stamp technology is effective in even the most remote locations in the world.
Trust Stamp also offers end-to-end solutions for multi-factor biometric authentication for account access and recovery, KYC/AML compliance, customer onboarding, and more, which allow organizations to approve more genuine users, keep bad actors from accessing systems and services and retain existing users with a superior user experience.

Recent Developments
Private Placement, Entry Into Warrant Exchange Agreement, and Issuance of the Warrants

On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain institutional investor, pursuant to which the investor agreed to exercise (the “Exercise”) (i) a portion (106,670) of the warrants issued to the investor on June 5, 2023, which are exercisable for 1,279,700 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $2.30 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 120,000 shares of Class A Common Stock, with a current exercise price of $2.30 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the investor on April 18, 2023, which are exercisable for 1,573,330 shares of Class A Common Stock, with a current exercise price of $3.30 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 1,800,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $1.34 per share, which is equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA.

As of December 31, 2023, the institutional investor had submitted an Exercise Notice for 918,000 Existing Warrants and the shares of Class A Common Stock were issued to the warrant holders. The remaining 882,000 Existing Warrants from this exercise are held in abeyance until the Company receives notice from the holders that the remaining shares may be issued in compliance with the beneficial ownership limitation. In addition, in consideration for such Exercise, the investor received new unregistered warrants to purchase up to an aggregate of 3,600,000 shares of Class A Common Stock, equal to 200% of the shares of Class A Common Stock issued in connection with the Exercise, with an exercise price of $1.34 per share (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The New Warrants have substantially the same terms as the June 2023 Warrants. As of the date of this report, the institutional investor had submitted an Exercise Notice for the remaining 882,000 Existing Warrants that were held in abeyance and the shares of Class A Common Stock were issued to the warrant holders.

The Company agreed to file a resale registration statement on Form S-3 with respect to the New Warrants and the shares of Class A Common Stock issuable upon exercise of the New Warrants, which the Company filed on February 16, 2024. The registration statement has not yet been declared effective by the SEC.

The gross proceeds to the Company from the Exercise were $2.41 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for business growth, working capital, and general corporate purposes.

As of the date of this report, the investor has not exercised the New Warrants. All 3,600,000 of the New Warrants remain outstanding as of the date of this report.
Reverse Spit
On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation and approved to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every five (5) outstanding shares of Class A Common Stock was combined and became one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amounts have been updated to reflect the Reverse Split in these consolidated financial statements. The Reverse Split was effective for trading on the market opening of Nasdaq on March 23, 2023. The Reverse Stock Split effective March 23, 2023, was ratified by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023.

Statement of Operations Improvement
Trust Stamp experienced significant improvements, reflecting its commitment to enhancing operational efficiency and driving sustainable growth, in its Basic and diluted net loss per share attributable to T Stamp Inc. with the result of $1.07 for year ended December 31, 2023 compared to $2.55 for year ended December 31, 2022. Despite investing in our sales force, one key driver in the operating loss improvements were reductions in Selling, general, and administrative expenses by $4.05 million, or 32.53%, for the year ended December 31, 2023, when compared to the year ended December 31, 2022. Selling, general and administrative expenses decreased due to cost savings in certain areas within the Company such as reductions in salaries, bonus and stock-based compensation, payroll costs, and sales commissions totaling $2.14 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. Other notable reductions in Selling, general and administrative expenses for the year ended December 31, 2023 included a $2.20 million net reduction between corporate travel, management consulting and training, office rent, and costs related to carrying mobile hardware assets as direct result of the Company's recent non-personnel cost cutting initiative. In addition, the Company also saw improvements from an $871 thousand or 48.79% reduction in our Cost of sales when comparing the year ended December 31, 2023 and the year ended December 31, 2022. The result of these reductions were a decrease in Operating Loss to $7.89 million from $12.08 million for year ended December 31, 2022 and Net loss attributable to T Stamp Inc. also decreased by $4.45 million or 36.83% when comparing the year ended December 31, 2023 and the year ended December 31, 2022.

Key Business Measures
In addition to the measures presented in our consolidated financial statements, we use the following key non-GAAP business measures to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.
Adjusted EBITDA
This discussion includes information about Adjusted EBITDA that is not prepared in accordance with U.S. GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.
Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) other expense, (2) other income, (3) gain on sale of mobile hardware, (4) interest expense, (5) interest income, (6) stock-based compensation, (7) change in fair value of warrant liabilities (8) impairment of assets, (9) non-cash expenses for in-kind services, (10) depreciation, and (11) certain other items management believes affect the comparability of operating results.
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

Reconciliation of Net Loss to Adjusted EBITDA

	For the year ended December 31,
	2023	2022
Net loss before taxes	$(7,651,127)	$(12,070,464)
Add: Other expense	2,981	118,196
Less: Other income	(309,896)	(50,354)
Less: Gain on sale of mobile hardware	(216,189)	—
Add: Interest expense, net	73,273	8,890
Add: Stock-based compensation	763,288	2,399,063
Add: Change in fair value of warrant liability	(5,033)	(113,125)
Add: Impairment loss of assets	31,474	27,934
Add: Non-cash expenses for in-kind services	18,547	111,720
Add: Depreciation and amortization	789,586	760,497
Adjusted EBITDA loss (non-GAAP)	$(6,503,096)	$(8,807,643)
Adjusted EBITDA loss (non-GAAP) for the year ended December 31, 2023, decreased by 26.17%, to $6.50 million from $8.81 million for the year ended December 31, 2022. The overall decrease in Adjusted EBITDA loss (non-GAAP) was driven primarily by reductions in Selling, general, and administrative expenses (as a result of various operating cost reductions initiated in 2022) including the $1.64 million reduction of stock-based compensation for the year ended December 31, 2023 when compared to the year ended December 31, 2022. In addition, the IGS Contract resulted in $2.51 million in Net revenue for the provision of software during the year ended December 31, 2023, and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract discussed in Liquidity and Capital Resources subsection below. See “Results of Operations” below for further discussion on the drivers behind the decrease in stock-based compensation during the year ended December 31, 2023.

Components of Results of Operations
Net revenue
We derive our revenue primarily from professional services though our business model is transitioning to focus on recurring Software-as-a-Service (SaaS) revenue.
In addition to revenue from Mastercard and our S&P 500 bank customer, $2.51 million was derived from a contract with IGS during the year ended December 31, 2023. The Company also continued to expand the Orchestration Layer platform, which is being utilized by several customers including FIS’ new global identity authentication system, which is a SaaS platform that includes the Company’s proprietary tokenization technology, and facilitates no-code and low-code implementations, making adoption faster and even more cost-effective for a broader range of potential customers. The Company expects this platform to accelerate its evolution, from being exclusively a custom solutions provider, to also offering a modular and highly scalable SaaS model with low-code implementation.
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

We expect that cost of services provided will continue to decrease in absolute dollars until the transition to primarily SaaS revenue is complete. After the transition is complete, we expect cost of services to increase in absolute dollars as the volume of usage revenue increases, but the margin will continue to improve until they stabilize over time.
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
Selling, general, and administrative
Selling, general, and administrative (“SG&A”) expenses were generally composed of payroll, legal, and professional fees.
We expect that the sales and marketing expenses within the SG&A expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, and enhancing our brand awareness.
Depreciation and amortization
The increase in depreciation and amortization is primarily due to a continued investment in internally developed software and patent registrations which will be used for future productization.
Interest income (expense)
Interest income (expense) consists primarily of interest expense accrued on a promissory note payable. Additionally, the Company earned interest income in the form of interest on employee stock loans.
Other income
Other income is mainly driven by miscellaneous income earned that is unrelated to the main focus of the Company’s business including the gain or loss on sale of assets.
Other expense
Other expense is mainly driven by miscellaneous expenses unrelated to the main focus of the Company’s business. Prior to 2023, Other expense was mainly driven by certain exchange rate gains and losses associated with converting the foreign currency activity to the Company’s reporting currency, United States dollars ("USD"). After management concluded there is no intention to settle intercompany accounts in the foreseeable future, beginning June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense.

Results of Operations
The following table summarizes our consolidated statements of operations for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022
Net revenue	$4,560,275	$5,385,077
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	914,176	1,785,167
Research and development	2,350,677	2,474,327
Selling, general, and administrative	8,395,638	12,444,009
Depreciation and amortization	789,586	760,497
Total Operating Expenses	12,450,077	17,464,000
Operating Loss	(7,889,802)	(12,078,923)
Non-Operating Income (Expense):
Interest expense, net	(73,273)	(8,890)
Change in fair value of warrant liability	5,033	113,125
Impairment of digital assets	—	(27,934)
Other income	309,896	50,354
Other expense	(2,981)	(118,196)
Total Other Income (Expense), Net	238,675	8,459
Net Loss before Taxes	(7,651,127)	(12,070,464)
Income tax benefit (expense)	13,485	(21,076)
Net loss before non-controlling interest	(7,637,642)	(12,091,540)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(7,637,642)	$(12,091,540)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(1.07)	$(2.55)
Weighted-average shares used to compute basic and diluted net loss per share	7,127,560	4,732,774
Comparison of the Years Ended December 31, 2023 and 2022
Net revenue

	For the years ended December 31,
	2023	2022	$ Change	% Change
Net revenue	$4,560,275	$5,385,077	$(824,802)	(15.32)%
During the year ended December 31, 2023, Net revenue decreased to $4.56 million, or 15.32% from Net revenue of $5.39 million for the year ended December 31, 2022. During the year ended December 31, 2023, the $4.56 million in Net revenue consisted of $2.51 million from IGS, $810 thousand from a S&P 500 bank, $772 thousand from Mastercard, and various other customers for the remaining $468 thousand. The majority of the decrease in the comparative periods relates to the September 23, 2021 U.S. Immigration and Customs Enforcement contract (“ICE Contract”) which produced $3.29 million in Net revenue during the year ended December 31, 2022 and was subsequently terminated during fiscal year 2022.
The decrease from the ICE contract termination is offset by the increase in the Net revenue from the IGS Contract which resulted in $2.51 million in Net revenue for the provision of software during the year ended December 31, 2023, and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract discussed in Liquidity and Capital Resources subsection below. Despite this termination, the Company is optimistic about future opportunities in the government sector, has entered into a teaming agreement to provide future services, and retains the capability to provide future services for maintenance, upgrades, and deployments of the product for additional fees.
During the year ended December 31, 2023, the Company generated $310 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 34 new enterprise customers through FIS on the Software-as-a-Service (SaaS) platform. In comparison, during the year ended December 31, 2022, the Company generated $104 thousand total revenue from Orchestration Layer customers. Since its launch in the third quarter of 2022, there have been 43 enterprise customers on the Orchestration Layer platform, including 40 financial institutions, as of December 31, 2023. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 197% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 83.12%. Finally, the Company's S&P 500 bank customer began its transition to an augmented version of the SaaS platform during the year ended December 31, 2023.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	For the years ended December 31,
	2023	2022	$ Change	% Change
Cost of services	$914,176	$1,785,167	$(870,991)	(48.79)%
Cost of services (“COS”) decreased by $871 thousand or 48.79% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease during this period was primarily driven by the costs related to servicing requirements from the ICE Contract. ICE Contract-related COS for the year ended December 31, 2022, were $802 thousand, including vendor and other miscellaneous costs as well as direct labor costs, versus no ICE Contract-related COS during the year ended December 31, 2023 (as a result of the ICE Contract being terminated in 2022).
After adjusting the comparative periods’ COS for ICE Contract related costs, COS reduced by $69 thousand despite onboarding 34 new enterprise customers during the year ended December 31, 2023, and is a result of the the low marginal costs that are inherent in SaaS platforms such as the Orchestration Layer.
Research and development

	For the years ended December 31,
	2023	2022	$ Change	% Change
Research and development	$2,350,677	$2,474,327	$(123,650)	(5.00)%
Research and development (“R&D”) expenses decreased by $124 thousand, or 5.00% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in R&D expense during the year ended December 31, 2023 was primarily driven by a decrease in outsourced software development during the year ended December 31, 2023 as the Company continued to transition this work internally. Other cost savings during the year ended December 31, 2023 were also realized due to the termination of employees hired for the ICE contract, closure of the United Kingdom office, as well as, a decrease in stock-based compensation expense.
Additionally, the Company recognized an impairment loss on Capitalized internal-use software of $19 thousand during the year ended December 31, 2023 that offset the increase in R&D. There was no impairment loss on Capitalized internal-use software for the year ended December 31, 2022. Capitalized internal-use software are considered long-lived assets under applicable accounting guidance. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Selling, general, and administrative

	For the years ended December 31,
	2023	2022	$ Change	% Change
Selling, general, and administrative	$8,395,638	$12,444,009	$(4,048,371)	(32.53)%
Selling, general, and administrative expense (“SG&A”) decreased by $4.05 million, or 32.53%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in SG&A expense was driven mostly by the reductions in personnel overhead related expense due to the 2022 cost cutting initiatives executed by the Company. While personnel overhead decreased during the year ended December 31, 2023, the headcount increased due to reinvestment of cost cutting savings into bolstering our sales resources and bringing in-house technical positions that were previously outsourced. Headcount increased by 3.53%, from 85 FTE for the year ended December 31, 2022, compared to 88 FTE for the year ended December 31, 2023. In effect, salaries, bonus and stock-based compensation, payroll costs, and sales commissions reduced by $2.14 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Other notable reductions in SG&A for the year ended December 31, 2023 included a $2.20 million net reduction between corporate travel, management consulting and training, office rent, and costs related to carrying mobile hardware assets as direct result of the Company's recent non-personnel cost cutting initiative.
Depreciation and amortization

	For the years ended December 31,
	2023	2022	$ Change	% Change
Depreciation and amortization	$789,586	$760,497	$29,089	3.82%
Depreciation and amortization (“D&A”) increased by $29 thousand, or 3.82% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The primary increase in D&A expense related to the $48 thousand increase in amortization of patents between the comparative periods. This increase is the result of new pending patent applications and issued patents with the United States Patent and Trademark Office. During the year ended December 31, 2023, the Company added 4 issued patents, 5 new patent applications, 1 trademark registration, and 2 new trademark applications including the patent application for Tap-In BandTM. The Tap-In Band™ is a wrist-worn, tamper resistant, hypoallergenic near-field communication band that facilitates discrete check-in by, and communication with, participants in community based supervision programs. This technology and associated biometric processes utilize Trust Stamp’s patented IT2 identity tokenization processes that allow users to biometrically authenticate without the need to store biometric images or templates.
Additionally, Capitalized internal-use software amortization increased by $40 thousand between the comparative periods. While the amounts of Capitalized internal-use software vary from period to period, we continue to see a trend of increasing software amortization which is driven by the growth in software capitalization over the prior periods. Overall, this is a further result of newly issued patents continuing to produce new internal-use software, or microservices, that have reached technical feasibility at which point the Company begins to capitalize the related costs.
These increases were partially offset by a $60 thousand decrease in D&A expense related to the depreciation of mobile hardware assets that were sold during the year ended December 31, 2023.
Operating loss

	For the years ended December 31,
	2023	2022	$ Change	% Change
Operating loss	$(7,889,802)	$(12,078,923)	$4,189,121	(34.68)%
The Company’s Operating loss decreased by $4.19 million or 34.68% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in Operating loss was mostly related to the decrease of $5.01 million or 28.71% reduction in operating expenses as a result of various cost cutting measures initiated in fiscal years 2022 and 2023 that outpaced the reduction in Net revenue, thereby producing desirable margin growth and greater company efficiency.

Interest expense, net

	For the years ended December 31,
	2023	2022	$ Change	% Change
Interest expense, net	$(73,273)	$(8,890)	$(64,383)	724.22%
Interest expense, net increased by $64 thousand, or 724.22% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Interest earned decreased by $7 thousand to $623 for the year ended December 31, 2023 from $8 thousand for the year ended December 31, 2022. Interest expense increased by $57 thousand to $74 thousand for the year ended December 31, 2023 from $17 thousand for the year ended December 31, 2022. The increase in interest expense is primarily due to an increase of $39 thousand in the Malta loan interest rate from 2.5% for the year ended December 31, 2022 to 4.5% for the year ended December 31, 2023. Additionally, the Company recorded $34 thousand in interest expense during the year ended December 31, 2023 for interest accrued on Malta's tax obligations.
Change in fair value of warrant liability

	For the years ended December 31,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$5,033	$113,125	$(108,092)	(95.55)%
The Company recognized a gain in Change in fair value of warrant liability during the year ended December 31, 2023 of $5 thousand compared to a gain of $113 thousand during the year ended December 31, 2022. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the financial statements provided under Item 1 of this report.
Impairment of digital assets

	For the years ended December 31,
	2023	2022	$ Change	% Change
Impairment of digital assets	$—	$(27,934)	$27,934	(100.00)%
The Company recognized an impairment on digital assets during the year ended December 31, 2022, of $28 thousand. Digital assets are considered indefinite-lived Intangible assets, net under applicable accounting rules. Accordingly, any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition requires recognition of impairment.
Other income

	For the years ended December 31,
	2023	2022	$ Change	% Change
Other income	$309,896	$50,354	$259,542	515.43%
Other income increased by $260 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $213 thousand gain on the sale of the mobile hardware assets. Additionally, during the year ended December 31, 2023 there was an increase of $25 thousand related to services received from participants in a startup accelerator program conducted by the Company in Malta with the objective of strengthening the innovation platform and startup ecosystem in Malta.
Other expense

	For the years ended December 31,
	2023	2022	$ Change	% Change
Other expense	$(2,981)	$(118,196)	$115,215	(97.48)%

Other expense decreased by $115 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022. The Company incurred $95 thousand in unrealized loss on foreign currency translation expense for the year ended December 31, 2022, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Malta Limited, Biometric Innovations Limited, and Trust Stamp Rwanda Limited with currencies denominated in United States Dollars, European Union Euros, British Pound Sterling, and Rwandan Franc, respectively. After management concluded there is no intention to settle intercompany accounts in the foreseeable future, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense.
Liquidity and Capital Resources
As of December 31, 2023, the Company had approximately $3.14 million cash in its banking accounts.
The increase of $1.89 million in Cash and cash equivalents from December 31, 2022 to December 31, 2023 was a result of the net cash inflow which consisted of $7.85 million net operating cash outflows, $402 thousand net investing cash outflows, and $10.21 million net financing cash inflows. Additionally, there was an $73 thousand cash outflow for a foreign currency transaction adjustment. See the “Cash Flows” subsection below for more details on cash activities during the year ended December 31, 2023.
Total Current Assets for the comparative periods increased by 63.44% or $1.82 million from $2.87 million as of December 31, 2022, to $4.70 million as of December 31, 2023. The increase in current assets was primarily driven by the increase in Cash and cash equivalents of $1.89 million (discussed above). Prepaid expenses and other current assets increased by $247 thousand predominantly due to the timing of invoice billing to participants of the startup accelerator program conducted by the Company in the Republic of Malta. Additionally, there was a $322 thousand decrease in Accounts receivable that offset the increase, mostly due to decreased billing and a slight delay in the collection of invoice receipts by several enterprise customers billed as of December 31, 2022.
Total Current Liabilities decreased by 38.97% or $1.73 million from $4.45 million as of December 31, 2022 compared to $2.71 million as of December 31, 2023. This decrease is primarily attributed to the $1.80 million decrease in Deferred revenue. Deferred revenue decreased primarily due to the recognition of $2.51 million in non-refundable revenue advances for software provisioned by the Company for IGS of which $1.76 million was in Deferred revenue as of December 31, 2022. Upon termination of the MSA, IGS waived their option to make additional payments in exchange for future maintenance and upgrades. As a result of the termination, Trust Stamp has no further performance obligations or contingencies related to the MSA. Additionally, there were decreases in Other current liabilities, including $191 thousand Related party payables due to the timing of payables and $97 thousand in Short-term operating lease liabilities due to the termination of two Malta office leases in 2023. The decreases in Total Current Liabilities were offset by the increases of $287 thousand in Accounts payable and $44 thousand in Accrued expenses due to timing of payables as well as $43 thousand in Short-term financial liabilities due to the sale of mobile hardware assets which triggered the total financial liability balance becoming current.
In effect, the Company’s current ratio (i.e., the ratio of the Company’s Total Current Assets as a multiple of Total Current Liabilities or the Company’s ability to service its near-term liabilities with its near-to-cash assets) increased from 0.65 as of December 31, 2022 to 1.73 representing a 166.15% increase during the year ended December 31, 2023. This is, in part, a result of the net cash inflow from financing activities, offset by the cash outflows from investing, and operating activities, discussed in further detail below.
Effective September 3, 2019, the Company entered into a software license agreement with a customer pursuant to which the Company received total fees of $150 thousand in 2020, $200 thousand in 2021, and $250 thousand in 2022. On December 31, 2022, the software license agreement was amended. The Company received fees of $300 thousand in 2023 which will continue to rise by 15% in each subsequent year after 2023 with the annual minimum fee capped at $1.00 million. The cap in the annual minimum fee does not restrict the Company from earning additional fees for transactions that exceed the annual minimum transaction volume.
On September 15, 2022, the Company entered into a Master Services Agreement (“the MSA”) with Innovative Government Solutions (“IGS”) under which the Company and IGS agreed to jointly offer services and IGS was granted a 12-year (renewable) license (“the license”) to resell the Company’s technology subject to payment by IGS of agreed revenue advances and end user license fees. On execution of the MSA, IGS agreed to pay $1.50 million to the Company as a non-refundable revenue advance, an additional $1.50 million non-refundable revenue advance on the first anniversary of the MSA, and $1.00 million on each of the next two anniversaries of the MSA as additional non-refundable revenue advances. IGS had the right to terminate the MSA for convenience before the additional non-refundable revenue advances become due in which case the unpaid additional non-refundable revenue advances will not be payable and the license will terminate. On September 14, 2023, Trust Stamp received notification from IGS that it was terminating the MSA effective September 15, 2023. IGS paid Trust Stamp a total of $2.51 million in non-refundable revenue advances for software provisioned prior to the termination. Upon terminating the MSA, IGS waived their option to make additional payments in exchange for future maintenance and upgrades. Trust Stamp has no remaining performance obligations or contingencies related to the MSA. During the year ended December 31, 2023, Trust Stamp recognized the $2.51 million in IGS non-refundable revenue advances that were previously recorded to Deferred revenue.
During the year ended December 31, 2023, the Company received a provisional patent for the Tap-In Band™ patent application, which is a wrist-worn, tamper resistant, hypoallergenic near-field communication band that facilitates discrete check-in by, and communication with, participants in community based supervision programs. This technology and associated biometric processes utilize Trust Stamp’s patented IT2 identity tokenization processes that allow users to biometrically authenticate without the need to store biometric images or templates. The Company is optimistic about the tremendous market opportunity for the Tap-In BandTM technology, specifically in the government sector.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2023 of $7.64 million, Net operating cash outflows of $7.85 million for the same period, and an Accumulated deficit of $50.85 million as of December 31, 2023.
The Company’s ability to continue as a going concern in the next twelve months, following the date the consolidated financial statements were available to be issued, is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022
Net cash flows from operating activities	$(7,852,546)	$(6,337,386)
Net cash flows from investing activities	$(401,680)	$(998,190)
Net cash flows from financing activities	$10,213,410	$5,101,194
Operating Activities
Net cash flows from operating activities increased by 23.91% from $6.34 million during the year ended December 31, 2022, compared to $7.85 million during the year ended December 31, 2023. Of the $7.64 million net loss for the year ended December 31, 2023, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $7.85 million cash used for operating activities for the year ended December 31, 2023.
Those adjustments included the $1.80 million reduction in Deferred revenue mainly due to the recognition of $2.51 million in non-refundable revenue advances for software provisioned by the Company for IGS, this was partially offset by cash received and recorded to Deferred revenue from various customers. Cash and noncash reductions also included $216 thousand for the Gain on the sale of property and equipment resulting from the sale of mobile hardware assets, $244 thousand increase in Prepaid expenses and other current assets mainly due to the invoice billing to participants of the startup accelerator program conducted by the Company in the Republic of Malta, and $191 thousand for the decrease in Related party payables as a result of the reduction in reliance on outsourced software development.
The reductions were offset by adding back certain cash and noncash adjustments including $790 thousand for non-cash Depreciation and amortization, $763 thousand related to stock-based compensation, $281 thousand from the timing of accruals, and $322 thousand for cash received on Accounts receivable.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 was $402 thousand, compared to net cash of $998 thousand used in the year ended December 31, 2022. Cash used in investing activities during the year ended December 31, 2023 related primarily to new and continued investments in technologies that we intend to capitalize and monetize over time. In addition, the Company continued to prioritize intellectual property, which produced five (5) new pending patent applications and four (4) issued patents with the United States Patent and Trademark Office during the year ended December 31, 2023. The cash used during the year ended December 31, 2023 was offset by the $377 thousand decrease in Property and equipment, net related to the sale of the mobile hardware assets.
Financing Activities
During the year ended December 31, 2023, Net cash flows from financing activities was $10.21 million, compared to Net cash flows from financing activities of $5.10 million for the year ended December 31, 2022. The Company raised $4.78 million and $2.69 million in net proceeds, during the year ended December 31, 2023, from two separate securities purchase agreements ("SPA") with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. The same institutional investor exercised 270,000 warrants to purchase shares of Class A Common Stock of the Company for total proceeds of $621,000. Additionally, the institutional investor exercised 1,800,000 common stock warrants from previous raises for the price of $1.34 per warrant resulting in $2.23 million in net proceeds from the exercise. See Note 3 to the financial statements provided under Item 1 of this report for more details. In addition, during the year ended December 31, 2023, there was a $79 thousand tax withholding adjustment for net issuances on employee equity compensation and $30 thousand for payments on financial liabilities.
During the year ended December 31, 2022, net cash provided by financing activities was $5.10 million. The Company received $3.33 million from a warrant exercise by SCV and REach® Ventures (a related party) in December 2021, $95 thousand from the exercise of options, $1.42 million from the sale of Class A Common Stock and warrants exercisable into Class A Common Stock in a private investment in public equity agreement with Armistice Capital Master Fund Ltd., and $246 thousand in units sold and warrants exercised, net of raise costs, in connection to the Company’s 2021 raises under Regulation CF, Regulation D, and Regulation S in preparation for our Nasdaq listing. The receipts were offset by $90 thousand for principal payments made for the financial liability.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Capitalized Internal-Use Software, Net
Capitalized Internal-Use Software, Net is a combination of costs that are related to software developed, modified, or acquired solely to meet Trust Stamp's internal requirements if there are no substantive plans to market such software at the time of development or acquisition. Costs related to the development of software-as-a-service ("SaaS") based solutions are also capitalized. The Company capitalizes eligible costs for the development of Capitalized Internal-Use Software and SaaS solutions that are incurred after the preliminary project stage and throughout the development stage. These costs consist of personnel costs (salaries, related benefits, and stock-based compensation) and certain third-party costs incurred during the application development stage. Furthermore, costs incurred to upgrade and enhance software that results in additional functionality are also capitalized. However, costs incurred during the preliminary project stage, the post-implementation operational stage, and routine maintenance are expensed as incurred.
The estimated useful life of capitalized costs is evaluated for each specific project as actual economic lives may differ from estimated useful lives. Trust Stamp periodically reviews the estimated useful life of its Capitalized Internal-Use Software, Net. Such evaluations may result in an adjustment to its estimated useful life which could impact amortization expense in future periods. Additionally, the Company assesses Capitalized Internal-Use Software, Net to determine if the capitalized costs are no longer recoverable or obsolete. If the Company determines that capitalized amounts are no longer in service or are no longer recoverable, it records an expense to dispose of the impaired balances.
Changes in the estimated useful life could result in an acceleration or deceleration of amortization expense, which may have a significant impact on our financial condition and operating results. Furthermore, if certain capitalized costs are determined to be unrecoverable or obsolete, it could lead to impairments that would require us to recognize non-cash expenses in our consolidated statements of operations. Such impairments may have a material effect on our financial condition and operating results.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data
T STAMP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of T Stamp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of T Stamp Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Marlton, New Jersey
April 1, 2024

T STAMP INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,140,747	$1,254,494
Accounts receivable, net (includes unbilled receivables of $143,219 and $109,475 as of December 31, 2023 and 2022, respectively)	686,327	1,008,375
Related party receivables	44,087	31,446
Prepaid expenses and other current assets	826,781	580,086
Total Current Assets	4,697,942	2,874,401
Capitalized internal-use software, net	1,472,374	1,418,672
Goodwill	1,248,664	1,248,664
Intangible assets, net	223,690	251,686
Property and equipment, net	56,436	300,664
Operating lease right-of-use assets	164,740	315,765
Other assets	29,468	2,066
Total Assets	$7,893,314	$6,411,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,232,118	$945,162
Related party payables	82,101	273,176
Accrued expenses	1,143,890	1,099,824
Deferred revenue	10,800	1,811,680
Income tax payable	1,975	21,076
Short-term operating lease liabilities	81,236	177,795
Short-term financial liabilities	162,130	118,860
Total Current Liabilities	2,714,250	4,447,573

Warrant liabilities	256,536	261,569
Notes payable, plus accrued interest of $40,317 and $16,458, as of December 31, 2023 and 2022, respectively	953,877	886,465
Long-term operating lease liabilities	53,771	102,407
Long-term financial liabilities	—	88,760
Total Liabilities	3,978,434	5,786,774

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 9,198,089 and 4,910,815 shares issued, and 9,143,355 and 4,854,302 outstanding at December 31, 2023 and 2022, respectively	91,434	48,543
Treasury stock, at cost: 54,734 and 56,513 shares held as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	54,375,622	39,496,183
Stockholders’ notes receivable	—	(18,547)
Accumulated other comprehensive income	139,670	237,252
Accumulated deficit	(50,853,285)	(39,299,726)
Total T Stamp Inc. Stockholders’ Equity	3,753,441	463,705
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	3,914,880	625,144
Total Liabilities and Stockholders’ Equity	$7,893,314	$6,411,918
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
Net revenue	$4,560,275	$5,385,077
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	914,176	1,785,167
Research and development	2,350,677	2,474,327
Selling, general, and administrative	8,395,638	12,444,009
Depreciation and amortization	789,586	760,497
Total Operating Expenses	12,450,077	17,464,000
Operating Loss	(7,889,802)	(12,078,923)
Non-Operating Income (Expense):
Interest expense, net	(73,273)	(8,890)
Change in fair value of warrant liability	5,033	113,125
Impairment of digital assets	—	(27,934)
Other income	309,896	50,354
Other expense	(2,981)	(118,196)
Total Other Income (Expense), Net	238,675	8,459
Net Loss before Taxes	(7,651,127)	(12,070,464)
Income tax benefit (expense)	13,485	(21,076)
Net loss before non-controlling interest	(7,637,642)	(12,091,540)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(7,637,642)	$(12,091,540)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(1.07)	$(2.55)
Weighted-average shares used to compute basic and diluted net loss per share	7,127,560	4,732,774
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2023	2022
Net loss including non-controlling interest	$(7,637,642)	$(12,091,540)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(97,582)	53,352
Total Other Comprehensive Income (Loss)	(97,582)	53,352
Comprehensive loss	(7,735,224)	(12,038,188)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(7,735,224)	$(12,038,188)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	4,095,029	$40,950	$31,985,880	56,513	$—	$(130,267)	$183,900	$(27,208,186)	$161,439	$5,033,716
Exercise of warrants to common stock	490,490	4,905	3,378,857	—	—	—	—	—	—	3,383,762
Exercise of options to common stock	13,964	140	94,976	—	—	—	—	—	—	95,116
Issuance of common stock	210,836	2,108	1,021,537	—	—	—	—	—	—	1,023,645
Issuance of common stock warrants	—	—	667,290	—	—	—	—	—	—	667,290
Issuance of common stock in relation to vested restricted stock units, net of shares forfeited to satisfy taxes	43,983	440	(51,420)	—	—	—	—	—	—	(50,980)
Repayment of shareholders loan through in-kind services	—	—	—	—	—	111,720	—	—	—	111,720
Stock-based compensation	—	—	2,399,063	—	—	—	—	—	—	2,399,063
Currency translation adjustment	—	—	—	—	—	—	53,352	—	—	53,352
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(12,091,540)	—	(12,091,540)
Balance, December 31, 2022	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	2,741,250	27,413	2,828,301	—	—	—	—	—	—	2,855,714
Exercise of options to common stock	1,740	17	1,983	—	—	—	—	—	—	2,000
Issuance of common stock	21,045	211	(211)	(21)	—	—	—	—	—	—
Issuance of common stock warrants	—	—	3,915,917	—	—	—	—	(3,915,917)	—	—
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	207,791	2,078	(80,979)	(1,758)	—	—	—	—	—	(78,901)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	763,288	—	—	—	—	—	—	763,288
Currency translation adjustment	—	—	—	—	—	—	(97,582)	—	—	(97,582)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(7,637,642)	—	(7,637,642)
Balance, December 31, 2023	9,143,355	$91,434	$54,375,622	54,734	$—	$—	$139,670	$(50,853,285)	$161,439	$3,914,880

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(7,637,642)	$(12,091,540)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	789,586	760,497
Stock-based compensation	763,288	2,399,063
Change in fair value of warrant liability	(5,033)	(113,125)
Repayment of shareholder loan through in-kind services	18,547	111,720
Impairment of assets	31,474	27,934
Gain on sale of property and equipment	(216,189)	—
Non-cash interest	90,250	16,458
Non-cash lease expense	183,084	266,086
Non-cash write off of mobile hardware	(15,775)	—
Loss on retirement of equipment	17,930	—
Changes in assets and liabilities:
Accounts receivable	322,048	269,911
Related party receivables	(12,641)	(17,798)
Prepaid expenses and other current assets	(244,483)	373,760
Other assets	(27,402)	178,140
Accounts payable	260,523	630,492
Accrued expense	20,566	40,290
Related party payables	(191,075)	20,403
Deferred revenue	(1,800,880)	1,308,247
Income tax payable	(19,101)	21,076
Operating lease liabilities	(179,621)	(258,892)
Customer deposit liabilities	—	(280,108)
Net cash flows from operating activities	(7,852,546)	(6,337,386)
Cash flows from investing activities:
Proceeds from sale of property and equipment	377,360	—
Capitalized internally developed software costs	(630,111)	(776,055)
Patent application costs	(144,219)	(174,655)
Acquisition of Pixelpin intangible asset	—	13,362
Purchases of property and equipment	(4,710)	(30,842)
Purchase of digital assets	—	(30,000)
Net cash flows from investing activities	(401,680)	(998,190)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	7,464,312	983,195
Proceeds from exercise of warrants to common stock	2,855,714	3,383,762
Proceeds from exercise of options to common stock	2,000	95,116
Forfeited common stock shares to satisfy taxes	(78,901)	—
Proceeds from issuance of common stock warrants	—	667,290
Proceeds from loan from Maltese government	—	61,361
Principal payments on financial liabilities	(29,715)	(89,530)
Net cash flows from financing activities	$10,213,410	$5,101,194
Effect of foreign currency translation on cash	(72,931)	13,181
Net change in cash and cash equivalents	1,886,253	(2,221,201)
Cash and cash equivalents, beginning of year	1,254,494	3,475,695
Cash and cash equivalents, end of year	$3,140,747	$1,254,494

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$580	$8

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$82,185	$259,292
Adjustment to operating lease operating lease liabilities related to renewed leases	$83,298	$236,521
Adjustment to operating lease right-of-use assets related to terminated leases	$96,639	$—
Adjustment to operating lease liabilities related to terminated leases	$89,922	$—
Prepaid rent expense reclassified upon termination of leases	$7,674	$—
Adjustment to operating lease liabilities related to new lease commencement	$41,051	$—
Adjustment to operating lease right-of-use assets for new lease commencement	$46,512	$—
Adjustment to prepaid rent upon commencement of new lease	$5,462	$—
Property and equipment acquired under financial liability	$—	$297,150
Operating lease right-of-use assets established upon adoption of ASC 842	$—	$322,559
Operating lease liabilities established upon adoption of ASC 842	$—	$302,573
Prepaid rent expense reclassified upon adoption of ASC 842	$—	$42,756

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
•Biometrically Secured Email and Digital Communications
•P2P Transactions, Social Media, and Sharing Economy
•Real Estate, Travel, and Healthcare
Reverse Split — On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation and approved to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every five (5) outstanding shares of Class A Common Stock was combined and became one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amounts have been updated to reflect the Reverse Split in these consolidated financial statements. The Reverse Split was effective for trading on the market opening of Nasdaq on March 23, 2023. The Reverse Stock Split effective March 23, 2023, was ratified by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023.
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
Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2023 of $7.64 million, negative Net operating cash outflows of $7.85 million for the same period, working capital of $1.98 million and an Accumulated deficit of $50.85 million as of December 31, 2023.
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
Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with US Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Basis of Consolidation — The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, and Trust Stamp Denmark ApS. All significant intercompany transactions and accounts have been eliminated.
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
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as Treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023, Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of December 31, 2023, TSIH held 54,734 Treasury stock earmarked for future employee Restricted Stock Unit ("RSU") bonuses. As of the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units.
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
Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates their estimates that include, but are not limited to, measuring satisfaction of a performance obligation over time, related to revenue contracts that are not fully complete at the end of a fiscal year, capitalization and estimated useful life of internal-use software, the allowance for doubtful accounts, the fair value of financial assets and liabilities, the recoverability of Goodwill, stock-based compensation, impairment of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, and warrant liabilities. We base our estimates on assumptions, both historical and forward-looking trends, and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2023 and 2022, the Company had $2.62 million and $71 thousand in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Three customers represented 91.11% or 53.55%, 30.43%, and 7.13% of the balance of total Accounts receivable as of December 31, 2023 and three customers represented 95.37% or 36.90%, 32.69%, and 25.78% of the balance of total Accounts receivable as of December 31, 2022. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of December 31, 2023 and 2022, the Company had not experienced any significant losses on its Accounts receivable.
During the year ended December 31, 2023, the Company sold to primarily three customers which made up approximately 89.75% of total Net revenue, and consisted of 55.04%, 17.77%, and 16.94% from IGS, an S&P 500 Bank, and Mastercard, respectively.
Additionally, during the year ended December 31, 2022, the Company sold to primarily three customers which made up approximately 93.60% of total Net revenue, and consisted of 61.01%, 18.36%, and 14.23% from ICE, an S&P 500 Bank, and Mastercard.
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

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on a customer basis. The estimate of expected credit losses considers any historical losses, delinquency trends, collection experience, and/or economic risk where appropriate. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers and contracts. As of December 31, 2023, the Company had gross receivables (including unbilled receivables) of $694 thousand and an allowance for credit losses of $8 thousand. As of December 31, 2022, the Company had gross receivables of $1.01 million and no allowance for credit losses.
As of December 31, 2023 and 2022, Accounts receivable includes unbilled receivables of $143 thousand and $109 thousand, respectively.
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
Capitalized Internal-Use Software, Net — Capitalized Internal-Use Software, Net is a combination of costs related to software developed, modified, or acquired solely to meet Trust Stamp's internal requirements, with no substantive plans to market such software at the time of development or acquisition are capitalized, and costs related to the development of software-as-a-service ("SaaS") based solutions. The Company capitalizes eligible costs to develop Capitalized Internal-Use Software and SaaS solutions that are incurred subsequent to the preliminary project stage throughout the development stage. These costs consist of personnel costs (including salaries, related benefits, and stock-based compensation) and certain third-party costs that are incurred during the application development stage. We also capitalize the costs incurred to upgrade and enhance that result in additional functionality. Costs incurred during the preliminary project stage, the post-implementation operational stage, and for maintenance are expensed as incurred. Maintenance costs are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project that is generally five years. Actual economic lives may differ from estimated useful lives. Periodic reviews could result in a change in estimated useful lives and therefore changes in amortization expense in future periods.
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
As of December 31, 2023, the Company determined that $19 thousand of Capitalized internal-use software and $12 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.. As of December 31, 2022, the Company determined that no long-lived assets with finite lives were impaired.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill during the years ended December 31, 2023 and 2022.
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
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of December 31, 2023 and 2022, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the years ended December 31,
	2023	2022
Professional services (over time)	$4,260,275	$4,415,512
Termination expense reimbursement (one time)	—	719,565
License fees (over time)	300,000	250,000
Total Revenue	$4,560,275	$5,385,077
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

Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled and $224 thousand and $217 thousand for the years ended December 31, 2023 and 2022, respectively.
Stock-Based Compensation — The Company accounts for its stock-based compensation arrangements at fair value. Fair value of each stock-based award is estimated on the date of grant using either the Black-Scholes-Merton Model for stock options granted or using the fair value of a common stock for stock grants and restricted stock units. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common shares, the expected term of the share option, the expected volatility of the price of our common shares, risk-free interest rates, and the expected dividend yield of common shares. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The calculated fair value is recognized as expense over the requisite service period using the straight-line method. Forfeitures are accounted for in the period in which they occur. Trust Stamp offers the indirect repurchase of shares through a net-settlement feature upon the vesting of RSU awards to satisfy minimum statutory tax-withholding requirements for the recipient.
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
The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in Income tax benefit (expense). The Company adjusts these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter. There were no discrete items that impacted the effective tax rate for the years ended December 31, 2023 and 2022, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.
The Company had an effective tax rate of 0% for the years ended December 31, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
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
The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.

It is the Company’s policy to recognize interest and penalties related to income tax matters in Income tax benefit (expense). The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2023 and 2022.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2020 through 2022.
Leases — The Company determines if a contract is a lease or contains a lease at the inception of the contract in accordance with Accounting Standards Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments ("ASC 842"). All leases are assessed for classification as an operating lease or a finance lease. The lease term begins on the commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. The lease may include options to extend or terminate the lease. When it is reasonably certain that the option will be exercised, the Company reassess our conclusions to account for the modified contract.
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
Recent Accounting Pronouncements Not Yet Adopted — In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard but does not expect a material impact to its consolidated financial statements or related disclosures.
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
Recently Adopted Accounting Pronouncement — In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023, and the guidance did not have a material impact on its consolidated financial statements or related disclosures.
2. Borrowings
Promissory Notes Payable

	As of December 31,
	2023	2022
Malta loan receipt 3 – June 3, 2022	$507,035	$62,365
Malta loan receipt 2 – August 10, 2021	313,063	303,778
Malta loan receipt 1 – February 9, 2021	64,271	491,996
Interest added to principal	29,191	11,551
Total principal outstanding	913,560	869,690
Plus: accrued interest	40,317	16,775
Total promissory notes payable	$953,877	$886,465
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2023, the balance received was $884 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-

generating contracts and therefore, we do not believe any amounts shall be classified as current.The Malta loan interest rate increased from 2.5% for the year ended December 31, 2022 to 4.5% for the year ended December 31, 2023.
3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2022 to December 31, 2023:

Warrants ($)
Balance as of January 1, 2022	$374,694
Additional warrants issued	—
Change in fair value	(113,125)
Balance as of December 31, 2022	$261,569
Additional warrants issued	—
Change in fair value	(5,033)
Balance as of December 31, 2023	$256,536
As of December 31, 2023, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of December 31, 2023.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of December 31, 2023, the warrant liability is recorded at $7 thousand which is a $5 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $12 thousand as of December 31, 2022.

Fair Value of Warrants	$0.93 — $2.01
Exercise price	$0.53 — $0.96
Risk free interest rate	4.09% — 4.74%
Expected dividend yield	—%
Expected volatility	79.08% — 92.90%
Expected term	3 years

Equity Classified Warrants

		As of December 31,
Warrant Issuance Date	Strike Price	2023		2022
November 9, 2016	$3.12	80,128		80,128
January 23, 2020	$8.00	186,442		186,442
January 23, 2020	$8.00	524,599		524,599
August – December 2021	$20.00	—		268,743
January – February 2022	$20.00	—		15,171
September 14, 2022	$1.34	—		390,000
April 18, 2023	$1.34	775,330	(1)	—
June 5, 2023	$1.34	1,279,700	(1)	—
December 21, 2023	$1.34	3,600,000		—
Total warrants outstanding		6,446,199		1,465,083
(1) As of December 31, 2023, all 775,330 of the April 18, 2023 warrants and 106,670 of the June 5, 2023 warrants are held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation.
November 9, 2016
The Company has issued a customer a warrant to purchase 80,128 shares of Class A Common Stock with an exercise price of $3.12 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
January 23, 2020
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
January 23, 2020
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
The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2023.
August – December 2021 and January – February 2022
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
During the quarter ended December 31, 2022, investors exercised 2,850 warrants at an exercise price of $20.00 per share, resulting in total cash proceeds of $57 thousand to the Company for the warrant exercises.
The warrants to purchase the remaining 283,914 shares of the Company’s Class A Common Stock expired on January 26, 2023 and are no longer outstanding as of December 31, 2023.
September 14, 2022
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
On December 21, 2023, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the warrants to purchase the remaining 120,000 shares of Class A Common Stock of the Company was reduced to $1.34 for a total purchase price of $160,800.
On December 21, 2023, the remaining 120,000 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $1.34 per warrant, resulting in an issuance by the Company of 120,000 shares of Class A Common Stock for total proceeds of $160,800.
All warrants related to this investment have been exercised and are no longer outstanding as of December 31, 2023.
April 18, 2023
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
On December 21, 2023, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the warrants to purchase the remaining 1,573,330 shares of Class A Common Stock of the Company was reduced to $1.34 for a total purchase price of $2,108,262.
On December 21, 2023, the remaining 1,573,330 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $1.34 per warrant were exercised for total proceeds of $2,108,262.
As of December 31, 2023, the Company had received Notice to Exercise for 798,000 common stock purchase warrants resulting in an issuance by the Company of 798,000 shares of Class A Common Stock. Due to the beneficial ownership limitation provisions in the Inducement Agreement, as of December 31, 2023 the remaining 775,330 common stock purchase warrants exercised on December 21, 2023 were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. On February 7, 2023 and February 27, 2023, the Company issued 320,000 and 455,330 shares, respectively.
June 5, 2023
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
On December 21, 2023, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 1,279,700 shares of Class A Common Stock of the Company was reduced to $1.34 for a total purchase price of $1,714,798.
On December 21, 2023, the institutional investor exercised 106,670 warrants to purchase shares of Class A Common Stock of the Company at a price of $1.34 per warrant for total proceeds of $142,938.
As of December 31, 2023, due to the beneficial ownership limitation provisions in the Inducement Agreement, the 106,670 warrants were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. These shares were subsequently issued on February 27, 2023.
The common stock purchase warrants to purchase 1,279,700 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2023.
December 21, 2023

On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain existing institutional investor, pursuant to which the institutional investor agreed to exercise (the “Exercise”) (i) a portion (106,670) of the warrants issued to the institutional investor on June 5, 2023, which are exercisable for 1,279,700 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $2.30 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the institutional investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 120,000 shares of Class A Common Stock, with a current exercise price of $2.30 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the institutional investor on April 18, 2023, which are exercisable for 1,573,330 shares of Class A Common Stock, with a current exercise price of $3.30 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 1,800,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $1.34 per share, which is equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA. As of December 31, 2023, Armistice had submitted an Exercise Notice for 918,000 Existing Warrants and the shares of Class A Common Stock were issued to the warrant holders. The remaining 882,000 Existing Warrants from this exercise are held in abeyance until the Company receives notice from the holders that the remaining shares may be issued in compliance with the beneficial ownership limitation. As of the date of this report, the remaining 882,000 Existing Warrants have been issued.
In addition, in consideration for such Exercise, the Selling Stockholder received new unregistered warrants to purchase up to an aggregate of 3,600,000 shares of Class A Common Stock, equal to 200% of the shares of Class A Common Stock issued in connection with the Exercise, with an exercise price of $1.34 per share (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).
All 3,600,000 of the New Warrants remain outstanding as of December 31, 2023.

4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Prepaid operating expenses	$216,875	$225,756
Rent deposit	28,400	55,981
Value added tax receivable	116,095	71,742
Tax credit receivable (short-term)	102,151	218,239
Miscellaneous receivable	363,260	8,368
Prepaid expenses and other current assets	$826,781	$580,086
Capitalized internal-use software, net
Capitalized internal-use software, net as of December 31, 2023 and 2022 consisted of the following:

		As of December 31,
	Useful Lives	2023	2022
Internally developed software	5 Years	$3,901,801	$3,314,450
Less: Accumulated depreciation		(2,429,427)	(1,895,778)
Capitalized internal-use software, net		$1,472,374	$1,418,672
Amortization expense is recognized on a straight-line basis and for the years ended December 31, 2023 and 2022 totaled $557 thousand and $517 thousand, respectively.

The Company determined that as of December 31, 2023, $19 thousand of Capitalized internal-use software was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.
Property and equipment, net
Property and equipment, net as of December 31, 2023 and 2022 consisted of the following:

		As of December 31,
	Useful Lives	2023	2022
Computer equipment	3-4 Years	$152,014	$148,832
Furniture and fixtures	10 Years	28,052	27,220
Mobile hardware	2.5 years	—	297,150
Property and equipment, gross		180,066	473,202
Less: Accumulated depreciation		(123,630)	(172,538)
Property and equipment, net		$56,436	$300,664
Depreciation expense is recognized on a straight-line basis and for the years ended December 31, 2023 and 2022 totaled $72 thousand and $136 thousand, respectively.
On April 26, 2023, the Company sold a portion of the mobile hardware for a gross sales price of $180 thousand and a gain of $108 thousand. On May 26, 2023, the Company sold another portion of the mobile hardware for a gross sales price of $197 thousand and a gain of $108 thousand.
Accrued expenses
Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Compensation payable	$377,403	$171,851
Commission liability	26,863	58,771
Accrued employee taxes	624,525	591,992
Accrued mobile expenses	—	177,099
Other accrued liabilities	115,099	100,111
Accrued expenses	$1,143,890	$1,099,824

5. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the years ended December 31, 2023 and 2022.
Intangible assets, net as of December 31, 2023 and 2022 consisted of the following:

		As of December 31,
	Useful Lives	2023	2022
Patent application costs	3 Years	$484,035	$382,285
Trade name and trademarks	3 Years	70,446	68,356
Intangible assets, gross		554,481	450,641
Less: Accumulated amortization		(330,791)	(198,955)
Intangible assets, net		$223,690	$251,686

The Company determined that as of December 31, 2023, $12 thousand of Patent application costs were impaired. The impaired Patent application costs were expensed to Selling, general, and administrative expense during the year ended December 31, 2023.
The Company added 4 patents and 1 trademark during the year ended December 31, 2023. The patents issued during the year ended December 31, 2023 increased our total number of patents to 17 and include:
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
•On June 20, 2023, the Company received Notice of Issuance for a patent entitled “Ownership Validation for Cryptographic Asset Contracts Using Irreversibly Transformed Identity Tokens.” This technology expands the range of use cases for the IT2 into NFT’s and the Metaverse by verifying the ownership of cryptographic asset contracts using embedded IT2 technology. Cryptographic assets are typically associated with a particular digital address ("digital wallet") which are vulnerable to fraud, pilferage, and user errors. The new patent addresses the long-felt but unresolved need for improved systems and processes for validating ownership of cryptographic assets.
Intangible asset amortization expense is recognized on a straight-line basis and for the years ended December 31, 2023 and 2022 totaled $160 thousand and $107 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2024	120,078
2025	75,043
2026	28,569
$223,690
6. Income Taxes
Net loss before taxes consisted of the following:

	For the years ended December 31,
	2023	2022
U.S.	$(4,433,956)	$(7,911,970)
Non-U.S.	(3,217,171)	(4,158,494)
Net loss before taxes	$(7,651,127)	$(12,070,464)
The components of income tax benefit (expense) are as follows:

	For the years ended December 31,
	2023	2022
Current:
U.S. Federal	$—	$—
U.S. State	2,425	5,166
Non-U.S.	(15,910)	15,910
	$(13,485)	$21,076
Deferred:
U.S. Federal	$—	$—
U.S. State	—	—
Non-U.S.	—	—
	$—	$—
Total income tax benefit (expense)	$(13,485)	$21,076

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following:

	For the years ended December 31,
	2023	2022
Expected tax provision (benefit) at U.S. federal statutory rate	$(1,606,737)	$(2,534,797)
State income taxes, net of federal benefit	1,560	4,081
Foreign tax rate differential	(400,110)	(494,278)
Change in valuation allowance	1,869,814	3,146,272
Stock compensation	296,887	19,730
Credits	(181,270)	(158,085)
Prior year deferred tax adjustments	(84,169)	—
Other	90,540	38,153
Total provision (benefit) for income taxes	$(13,485)	$21,076

Temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2023	2022
Deferred Tax Assets:
Net operating losses	$8,330,939	$7,082,125
Section 174	943,401	463,749
Tax credits	516,330	335,060
Equity compensation	1,476,296	1,660,684
Lease liability	3,934	12,292
Other - accruals	17,448	4,937
Other	36,431	14,634
Total Deferred Tax Assets	11,324,779	9,573,481
Deferred Tax Liabilities:
Capitalized internal-use software, net	(88,041)	(198,051)
Right-of-use asset	(3,787)	(12,082)
Total Deferred Tax Liabilities	(91,828)	(210,133)
Net Deferred Tax Assets	11,232,951	9,363,348

Valuation allowance	(11,232,951)	(9,363,348)
Deferred Tax Assets, Net	$—	$—

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Company’s cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2023 and 2022, the net increase in the total valuation allowance was $1,901,622 and $3,146,272, respectively, and management has determined that based on all available evidence, a valuation allowance of $11,232,951 and 9,363,348 is appropriate at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had Federal net operating loss carrying forwards of $19,127,170. Net operating losses generated for years ending December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $18,553,119 and have an indefinite life. At December 31, 2023, the Company had state net operating loss carry forwards of $3,743,893. State net operating losses generated for years ending December 31, 2017 and prior total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $3,169,842 and have an indefinite life. At December 31, 2023, the Company had foreign net operating loss carry forwards of $11,859,008 with an indefinite carry forward period. Foreign net operating losses of $975,242 will begin to expire in 2026.

Included in the balance of unrecognized tax benefit as of December 31, 2023 and December 31, 2022, are $129,082 and $83,765, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2023, and $0 of penalty, and in total, as of December 31, 2023 has recognized $0 of interest and penalty.

The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2023 the Company’s tax returns for 2020, 2021, and 2022 are subject to full examination by the tax authorities. As of December 31, 2023, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2020, except to the extent of NOLs generated in prior years claimed on a tax return.
7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the years ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(7,637,642)	$(12,091,540)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	7,127,560	4,732,774

Net loss per share attributable to common stockholders	$(1.07)	$(2.55)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of December 31,
	2023	2022
Options, RSUs, and grants	911,092	744,373
Warrants	6,483,026	1,676,118
Total	7,394,118	2,420,491
8. Stock Awards and Stock-Based Compensation
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
During the years ended December 31, 2023 and 2022, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the years ended December 31, 2023 and 2022 included grants totaling, $6 thousand and $49 thousand, respectively, options totaling $0, and RSUs totaling $36 thousand and $190 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the years ended December 31, 2023 and 2022, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the years ended December 31, 2023 and 2022 included grants totaling, $82 thousand and $307 thousand, respectively, options totaling $12 thousand and $57 thousand, respectively, and RSUs totaling $627 thousand and $1.80 million, respectively.
The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	11,890	2.28
Options exercised	(1,230)	3.25
Options canceled and forfeited	(4,186)	5.73
Balance as of December 31, 2023	393,583	6.27	1.95	—
Options vested and exercisable as of December 31, 2023	393,583	$6.27	1.95	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.
The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.08 and $7.65 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2023 and 2022 was $12 thousand and $57 thousand, respectively.

The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2023:

Fair value of Class A Common Stock	$0.38 — 1.67
Exercise price	$1.78 — 3.09
Risk free interest rate	3.76 — 4.89%
Expected dividend yield	0.00%
Expected volatility	79.08 — 96.45%
Expected term	3 Years
As of December 31, 2023, the Company had 393,583 stock options outstanding of which all are fully vested options.
As of December 31, 2023, the Company has 71,407 common stock grants outstanding of which 60,168 were vested but not issued and 11,239 were not yet vested. All granted and outstanding common stock grants will fully vest by December 31, 2024. The Company had unrecognized stock-based compensation related to common stock grants of $9 thousand as of December 31, 2023.
As of December 31, 2023, the Company had 446,102 RSUs outstanding of which 47,813 were vested but not issued and 398,289 were not yet vested. All granted and outstanding RSUs will fully vest by August 1, 2024. The Company had unrecognized stock-based compensation related to RSUs of $25 thousand as of December 31, 2023.
A summary of outstanding RSU activity as of December 31, 2023 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2022	126,900
Granted	211,700
Vested (issued)	(46,036)
Forfeited	—
Balance as of December 31, 2022	292,564
Granted	410,516
Vested (issued)	(159,776)
Forfeited	(97,202)
Balance as of December 31, 2023	446,102
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the years ended December 31,
	2023	2022
Cost of services	$21,836	$21,721
Research and development	123,109	292,084
Selling, general, and administrative	618,343	2,085,258
Total stock-based compensation expense	$763,288	$2,399,063
9. Stockholders’ Equity
Common Stock — As of December 31, 2023, the Company was authorized to issue 50,000,000 Common Stock. Pursuant to the Company’s Third Amended & Restated Certificate of Incorporation, the Board of Directors of the Company has the right to designate shares of the Company’s Common Stock as either Class A or Class B Common Stock. As of December

31, 2023 and 2022, all shares of Common Stock of the Company have been designated as Class A Common Stock, and there is no issued (or designated) Class B Common Stock.
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
Preferred Stock — On July 6, 2023, the Company received confirmation of the acceptance of its Third Amended and Restated Certificate of Incorporation (the "A&R Certificate of Incorporation") from the Secretary of State of Delaware. The A&R Certificate of Incorporation was approved by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023. The A&R Certificate of Incorporation maintained the 50,000,000 authorized shares of Common Stock and eliminated the authorized Preferred Stock.
Liquidation Rights — In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of Class A Common Stock are entitled to share ratably in the net assets legally available for distribution to shareholders after the payment of all debts and other liabilities of the Company.
Voting Rights — Holders of shares of Class A Common Stock are entitled to one vote for each on all matters submitted to a vote of the shareholders, including the election of directors. Holders of shares of Class B Common Stock have no voting rights with respect to such shares; provided that the holders of Class B Common Stock shall be entitled to vote (one vote for each Class B share held) to the same extent that the holders of Shares of Class A Common Stock would be entitled to vote on matters as to which non-voting equity interests are permitted to vote pursuant to 12 C.F.R. § 225.2(q)(2) (or a successor provision thereto).
Dividends — Holders of each class of Common Stock are entitled to receive dividends, as may be declared from time to time by the Board of Directors out of legally available funds as detailed in our A&R Certificate of Incorporation. The Company has never declared or paid cash dividends on any of its capital stock and currently does not anticipate paying any cash dividends after this offering or in the foreseeable future.
10. Related Party Transactions
Related party payables of $82 thousand and $273 thousand as of December 31, 2023 and 2022, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the years ended December 31, 2023 and 2022, totaled approximately $816 thousand and $935 thousand, respectively.
Legal Services
A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 and $138 thousand during the years ended December 31, 2023 and 2022, respectively. Amounts payable as of December 31, 2023 and 2022 were $0.
Options Agreement
The Company has agreed, with effect from November 13, 2020, to grant a three-year loan in the amount of $335 thousand with an abated interest rate of 0.25% per annum to an advisory contractor to purchase 281,648 options. The options provide for the right to acquire shares of Class A Common Stock at a strike price of $6.00 per share. The options have no vesting period and will expire in November 2023. The loan was repaid with in-kind services from the contractor at a rate of $9 thousand per month for 36 months with the first payment receipt in April 2020 and the final payment received in February 2023. As of December 31, 2023 and 2022, the shareholder loan balances were $0 and $19 thousand, respectively.

Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of December 31, 2023 and 2022, the Vital4Data, Inc. commission due was $0.
11. Malta Grant
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company incurred $0 in expenses that are reimbursable under the grant. As of December 31, 2023, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €136,568 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the years ended December 31, 2023 and 2022, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of December 31, 2023, no amounts provided under this grant were received.
12. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of December 31, 2023, there were no minimum lease commitments related to month-to-month lease arrangements.
Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s Operating lease right-of-use assets and Operating lease liabilities. The Company’s leases have remaining terms of 1 to 5 years. As the

Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	December 31, 2023
Weighted average remaining lease term	2.41 years
Weighted average discount rate	5.0%
During the year ended December 31, 2023, the Company terminated four leases including two offices in Malta and two vehicles in Malta. The terminated leases were operating leases. As a result of the terminations, the Company incurred $11 thousand in lease termination fees and recorded a loss of $669 related to this lease termination for the year ended December 31, 2023.

December 31, 2023
Leases terminated	4
Lease termination fees	$10,932
Operating lease right-of-use assets derecognized upon lease termination	$96,639
Lease liabilities derecognized upon lease termination	$89,922
Loss recognized upon lease termination	$669
On April 28, 2023, the Company extended the Malta office lease agreement, which would have ended on July 28, 2023, for a term of one additional year. The lease extension increased the Operating lease right-of-use asset by $82 thousand and the operating lease liability by $83 thousand. The Company classified the amended lease as an operating lease under ASC 842.
On November 25, 2023, the Company entered into a new motor vehicle lease in Malta, which has term of 60 months. The new lease increased the Operating lease right-of-use asset by $47 thousand and the operating lease liability by $41 thousand. The Company classified the new lease as an operating lease under ASC 842.
Balance sheet information related to leases as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023	2022
Operating lease right-of-use assets
Operating lease right-of-use assets	$164,740	$315,765

Operating lease liabilities
Short-term operating lease liabilities	$81,236	$177,795
Long-term operating lease liabilities	53,771	102,407
Total operating lease liabilities	$135,007	$280,202
Future maturities of ASC 842 lease liabilities as of December 31, 2023 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2024	$81,236	$3,899	$85,135
2025	27,655	1,802	29,457
2026	8,937	1,047	9,984
2027	8,758	621	9,379
2028	8,421	176	8,597
Total future maturities	$135,007	$7,545	$142,552

Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the years ended December 31, 2023 and 2022 as follows:

	For the years ended December 31,
	2023	2022
Operating lease expense – fixed payments	$209,577	$276,562
Short term lease expense	59,631	90,159
Total lease expense	$269,208	$366,721
Supplemental cash flows information related to leases was as follow:

	As of December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(179,621)	$(258,892)
During the year ended December 31, 2023, the Company did not incur variable lease expense.
Financial Liability Obligation — As of December 31, 2023, the Company’s financial liability totaled $162 thousand for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability is expected to be paid within the year ended December 31, 2024.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in or disagreements with accountants on accounting and financial disclosure.
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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Remediation Plan for Previous Existing Material Weaknesses
Management is committed to the remediation of the material weakness described above. As such, controls have been added to ensure precision of management’s review and approval of each journal entry prior to its posting for preparation of the financial statements and disclosures and controls were added to ensure adequate controls over management information systems related to program changes, segregation of duties, and access controls.
Management's remediation plan has resulted in an improved internal control environment with enhanced internal controls being implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that we have fully remediated the material weakness.

Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Name	Position	Age	Date Appointed to Current Position	Approximate hours per week for part- time employees
Executive Officers
Gareth Genner	Chief Executive Officer, Director	64	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President	32	January 01, 2016	N/A (Full-Time)
Alex Valdes	Chief Financial Officer, Board Secretary	34	August 29, 2016	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer	50	August 28, 2016	N/A (Full-Time)

Directors
Gareth Genner	Chief Executive Officer, Director	64	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President	32	January 01, 2016	N/A (Full-Time)
Joshua Allen (1)	EVP	46	January 08, 2021	N/A (Full-Time)
William McClintock*		81	January 01, 2021
Kristin Stafford*		53	December 01, 2021
Berta Pappenheim*		44	December 01, 2021
Charles Potts		63	November 01, 2023

Significant Employees
John Wesley Bridge	EVP	57	May 01, 2019	N/A (Full-Time)
Kinny Chan	Chief Commercial Officer	44	March 12, 2020	N/A (Full-Time)
Norman Hoon Thian Poh	Chief Science Officer	48	September 01, 2019	N/A (Full-Time)
_____________________________________
*Independent Director
(1)Pursuant to an oral agreement entered into with FSH Capital as a pre-condition to their investment (and subsequently confirmed by resolution of the Board of Directors of the Company), FSH Capital has the right to nominate one (1) director of the Company. Joshua Allen has been nominated by FSH Capital.
Directors
Our Board of Directors (the "Board", the "Directors") currently consists of seven directors, and is a classified Board, divided into three classes. Class I will hold office for a term expiring at the 2026 Annual Meeting of Stockholders ("Annual Meeting"); Class II will hold office for a term expiring at the 2024 Annual Meeting; and Class III will hold office for a term expiring at the 2025 Annual Meeting. At each Annual Meeting, the successors to the class of directors whose terms expire at that meeting are to be elected for a term of office to expire at the third succeeding Annual Meeting after their election and until their successors have been duly elected and qualified or until such director’s earlier death, resignation, or removal.
The Directors of the Company have been divided into classes as presented in the table below:

Class I Directors	Term Expiration
Gareth Genner	2026 Annual Meeting
William McClintock	2026 Annual Meeting
Charles Potts	2026 Annual Meeting

Class II Directors
Kristin Stafford	2024 Annual Meeting
Andrew Gowasack	2024 Annual Meeting

Class III Directors
Joshua Allen	2025 Annual Meeting
Berta Pappenheim*	2025 Annual Meeting
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
In her off time, Kristin is usually found surrounded by family and friends or traveling with her three children, husband Scott, and her three fur babies Chubbs, Mable, and Dipper.
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
Charles Potts, Director
Charles Potts is a prominent figure in the financial technology sector, bringing over 35 years of practical experience in nurturing and leading various organizations. Mr. Potts currently serves as the executive vice president and chief innovation officer for the Independent Community Bankers of America® (ICBA) where he drives ICBA’s innovation initiatives, and financial technology strategies.
Throughout his distinguished career, Mr. Potts played instrumental roles in the establishment and growth of fintech startups specializing in digital banking, mobile engagement, financial management, and payments. Many of these endeavors achieved notable success through IPOs or strategic acquisitions. His expertise extends to mergers and acquisitions, corporate strategy, business development, and product management, particularly in the domain of digital and mobile channels and their operational efficiencies.
Mr. Potts began his career in operational roles at numerous banking organizations including Citizens & Southern National Bank (now Bank of America) and HomeBanc. His financial acumen and leadership skills were further demonstrated during his executive roles at established companies, including Fiserv, Goldleaf and First Performance, where he spearheaded business development activities in his role as executive managing director from 2015 to 2019. He continues to be involved in several associations like The National Fintech Organization (NFO), The Association for Financial Technology Providers (AFT) and The Technology Association of Georgia (TAG). In his role as a General Partner in BankTech Ventures, LLC, he holds an advisory role in multiple startups, further reflecting his commitment to the fintech sector.
Mr. Potts received his education from the Georgia Institute of Technology and pursued graduate studies at Georgia State University in Atlanta. He further enhanced his banking expertise by attending the Graduate School of Banking at LSU.
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
Our Board of Directors currently consists of seven (7) members. Our Board of Directors has determined that Charles Potts, William McClintock, Kristin Stafford, and Berta Pappenheim qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Messrs. Genner, Gowasack, and Allen are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business, personal activities, and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
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
Audit Committee
The Audit Committee has three members, including Mr. Potts, Mr. McClintock, and Ms. Stafford. Mr. Potts serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”. Mark Birschbach was a member of the Audit Committee until his resignation from the Company's Board of Directors on October 31, 2023, at which point he was replaced by Mr. Potts.
Our Audit Committee is authorized to:
•approve and retain the independent auditors to conduct the annual audit of our financial statements;
•review the proposed scope and results of the audit;
•review and pre-approve audit and non-audit fees and services;
•review accounting and financial controls with the independent auditors and our financial and accounting staff;
•review and approve transactions between us and our directors, officers and affiliates;
•recognize and prevent prohibited non-audit services; and
•establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.
Compensation Committee
The Compensation Committee has three members, including Mr. McClintock, Mr. Potts, and Ms. Pappenheim. Mr. McClintock serves as the chairman of the Compensation Committee. Mark Birschbach was a member of the Compensation Committee until his resignation from the Company's Board of Directors on October 31, 2023, at which point he was replaced by Mr. Potts.
Our Compensation Committee is authorized to:
•review and determine the compensation arrangements for management;

•establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
•administer our stock incentive and purchase plans; and
•review the independence of any compensation advisers.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee has three members, including Ms. Stafford, Mr. McClintock, and Mr. Potts. Mr. McClintock serves as the chairman of the Nominating and Corporate Governance Committee. Mark Birschbach was a member of the Nominating and Corporate Governance Committee until his resignation from the Company's Board of Directors on October 31, 2023, at which point he was replaced by Mr. Potts.
The functions of our Nominating and Corporate Governance Committee, among other things, include:
•identifying individuals qualified to become Board members and recommending directors to be elected;
•nominees and Board members for committee membership;
•developing and recommending to our Board corporate governance guidelines;
•review and determine the compensation arrangements for directors; and
•overseeing the evaluation of our Board of Directors and its committees and management.
Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the years ended December 31, 2023 and 2022. For a description of transactions between us and members of our Compensation Committee and affiliates of such members (if any), please see “Certain Relationships and Related Party Transactions”.
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

Messrs. Gareth Genner, Alexander Valdes, Andrew Carl Gowasack, Joshua Allen, and William McClintock previously failed to timely file required Form 4s related to certain RSUs acquired in 2023.
Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth above, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2023.
Item 11. Executive Compensation
The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2023 and 2022 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2023 and whose total compensation for the 2023 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):
Summary Compensation Table

	Year	Salary	Cash Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gareth Genner,	2022	$325,000	$—	$162,500	(4)	$—	$—	$—	$—	$487,500
Chief Executive Officer (1)	2023	$325,000	$—	$325,000		$—	$—	$—	$—	$650,000

Andrew Gowasack,	2022	$262,994	$—	$131,497	(4)	$—	$—	$—	$—	$394,491
President (2)	2023	$262,994	$—	$262,994		$—	$—	$—	$—	$525,988

Andrew Scott Francis,	2022	$195,615	$—	$97,808	(4)	$—	$—	$—	$—	$293,423
Chief Technical Officer (3)	2023	$195,615	$—	$195,615		$—	$—	$—	$—	$391,230

Alex Valdes,	2022	$195,615	$—	$97,808	(4)	$—	$—	$—	$—	$293,423
Chief Financial Officer (3)	2023	$195,615	$—	$195,615		$—	$—	$—	$—	$391,230
_____________________________________
(1)Mr. Genner earned the compensation shown in the table above pursuant to the terms of his employment agreement, filed as Exhibit 10.2 to this report. Pursuant to Mr. Genner’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2022 was awarded to Mr. Genner in 2023 and the stock bonus earned in 2023 was awarded in 2024. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(2)Mr. Gowasack earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Gowasack’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2022 was awarded to Mr. Gowasack in 2023 and the stock bonus earned in 2023 was awarded in 2024. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(3)Mr. Francis and Mr. Valdes earned the compensation shown in the table above pursuant to the terms of their employment agreement. Pursuant to Mr. Francis's and Valdes's employment agreement, they are entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2022 was awarded to Mr. Francis and Mr. Valdes in 2023 and the stock bonus earned in 2023 was awarded in 2024. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(4)Represents the value of RSUs for Class A Common Stock that were granted in 2023 as compensation for 2022 services rendered. These RSUs will become fully vested on January 2, 2024.

Director Compensation
For the year ended December 31, 2023 the Company paid our directors as a group $180 thousand for their services as directors. There are seven directors as of December 31, 2023.
Elements of Compensation
Base Salary
For the year ended December 31, 2023, Messrs. Genner, Gowasack, Francis and Valdes received a fixed base salary in an amount determined in accordance with their employment agreements with the Company. Factors influencing the salary of each of these individuals include:
•The nature, responsibilities and duties of the officer’s position;
•The officer’s expertise, demonstrated leadership ability and prior performance;
•The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
•The competitiveness of the market for the officer’s services.
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
Stock Awards
For the year ended December 31, 2023, we awarded 207,463 Restricted Stock Units to our named executive officers with vesting on January 2, 2024. For the year ended December 31, 2022, we awarded 119,743 Restricted Stock Units to our named executive officers with 109,724 vesting on January 2, 2023 and 10,019 vesting on January 2, 2024.
Equity Incentive Plans
As of the date of this report, the Company does not have a formal equity incentive plan pursuant to which it can issue awards.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer and director as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gareth Genner	—	—	—	—	—	72,196	$98,909	—	—
Andrew Gowasack	—	—	—	—	—	62,398	$85,485	—	—
Joshua Allen	—	—	—	—	—	4,805	$6,583	—	—
William McClintock	—	—	—	—	—	9,252	$12,675	—	—
Andrew Scott Francis	—	—	—	—	—	46,412	$63,584	—	—
Alexander Valdes	—	—	—	—	—	46,412	$63,584	—	—
Kristin Stafford	—	—	—	—	—	—	$—	—	—
Berta Pappenheim	—	—	—	—	—	—	$—	—	—
Charles Potts	—	—	—	—	—	—	$—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets out, as of December 31, 2023 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Amount and nature of beneficial acquirable		Percent of class (1)
Named Officers and Directors
Gareth Genner, Chief Executive Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	168,962	(7)	72,196	(2)	1.39%
Andrew Gowasack, President, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	254,475		62,398	(2)	1.82%
Alexander Valdes, Chief Financial Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	75,136	(8)	46,412	(2)	0.70%
Joshua Allen, EVP, Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	7,952		14,453	(4)	0.13%
Tracy Ming, Financial Controller, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	13,330		5,239	(2)	0.11%
William McClintock, Independent Non-Executive Director, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	13,716		27,756	(5)	0.24%
Kristin Stafford, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	234		—		0.00%
Berta Pappenheim, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	—		—		0.00%
Charles Potts, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	—		4,215	(10)	0.02%
All executive officers and directors as a group (9 persons)	533,805		232,669		4.41%
Other 5% Holders
Second Century Ventures, LLC, 430 North Michigan Ave, Ninth Floor, Chicago, IL 60611	601,924	(6)	737,255	(3)	7.70%
Armistice Capital Master Fund Ltd. c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.	—		5,655,030	(9)	32.51%
_____________________________________
(1)Based on 9,143,355 shares of Class A Common Stock outstanding as of December 31, 2023, plus 8,251,955 shares of Class A Common Stock acquirable within 60 days of December 31, 2023.
(2)Represents shares of Class A Common Stock issuable pursuant to RSUs that vest on January 2, 2024.
(3)Represents shares of Class A Common Stock issuable to Second Century Ventures, LLC (524,599), REach Ventures 2017 LP (186,442) upon the exercise of warrants any time at the option of the holder, shares of Class A Common Stock issuable to Second Century Ventures, LLC (18,504) at any time upon request pursuant to RSUs, and shares of Class A Common Stock issuable to Second Century Ventures, LLC (7,710) pursuant to RSUs that vest on January 2, 2024.
(4)Represents shares of Class A Common Stock issuable at any time upon request pursuant to grants (9,648) and shares of Class A Common Stock issuable (4,805) pursuant to RSUs that vest on January 2, 2024.

(5)Represents shares of Class A Common Stock issuable at any time upon request pursuant to RSUs (18,504) and shares of Class A Common Stock issuable (9,252) pursuant to RSUs that vest on January 2, 2024.
(6)Represents shares of Class A Common Stock held by Second Century Ventures, LLC (521,795) and REach Ventures, LLC (80,129).
(7)Represents shares of Class A Common Stock held by Gareth Genner’s spouse, Barbara Genner (159,405) and shares of Class A Common Stock held by Gareth Genner (9,557).
(8)Represents shares of Class A Common Stock held by Alexander Valdes’ spouse, Victoria Valdes (250), New Direction Trust Company as Custodian FBO Alexander J. Valdes ROTH IRA (500) and shares of Class A Common Stock held by Alexander Valdes (74,386). Alexander J. Valdes ROTH IRA is wholly owned by Alexander Valdes.
(9)Comprised of 3,600,000 shares of Class A Common Stock underlying the Warrants, 775,330 shares of Class A Common Stock underlying certain other Warrants, and 1,279,700 shares of Class A Common Stock underlying certain other Warrants held by Armistice Capital Master Fund Ltd. (the “Selling Stockholder”), a Cayman Islands exempted company. These warrants may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Selling Stockholder; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The Warrants (and the other warrants held by the Selling Stockholder) are subject to a 4.99% beneficial ownership limitation, which limitations prohibit the Selling Stockholder from exercising any portion of the Warrants if, following such exercise, the Selling Stockholder’s ownership of our Class A Common Stock would exceed the applicable ownership limitation. This beneficial ownership limitation may be increased up to 9.99% at the option of the Selling Stockholder. The address of the Selling Stockholder is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.
(10)Represents shares of Class A Common Stock issuable at any time upon request pursuant to grants.
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
Item 13. Certain Relationships and Related Transactions
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date.

Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid to Marcum, LLP, for services rendered.

	For the years ended December 31,
	2023	2022
Audit Fees (1)	$355,950	$210,000
Total Fees	$355,950	$210,000
(1)Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

The following is a summary of fees paid to Cherry Bekaert, LLP, for services rendered.

	For the years ended December 31,
	2023	2022
Audit Fees (1)	$—	$157,324
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	5,000
Total Fees	$—	$162,324
(1) Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting
(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4) All other fees consist of fees billed for all other professional services.

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

4.2	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.6	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.7	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.8	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.9	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

4.10	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.20	Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.21	Warrant Amendment by and between the Company and a certain institutional investor dated June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.22	Form of Warrant Exercise Agreement, dated December 21, 2023 by and between T Stamp Inc. and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

23.1	Consent of Marcum LLP

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Trust Stamp Clawback Policy

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: April 1, 2024

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: April 1, 2024

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: April 1, 2024

/s/ William McClintock
William McClintock, Director
Date: April 1, 2024

/s/ Charles Potts
Charles Potts, Director
Date: April 1, 2024

/s/ Joshua Allen
Joshua Allen, Director
Date: April 1, 2024

/s/ Kristin Stafford
Kristin Stafford, Director
Date: April 1, 2024

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: April 1, 2024