Form 10-Q
period 2024-03-31
T Stamp Inc
filed 2024-05-16
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2024, there were 10,599,812 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$816,692	$3,140,747
Accounts receivable, net (includes unbilled receivables of $14,208 and $143,219 as of March 31, 2024 and December 31, 2023, respectively)	643,479	686,327
Related party receivables	16,083	44,087
Deferred financing cost	50,000	—
Prepaid expenses and other current assets	896,026	826,781
Total Current Assets	2,422,280	4,697,942
Capitalized internal-use software, net	1,476,193	1,472,374
Goodwill	1,248,664	1,248,664
Intangible assets, net	196,044	223,690
Property and equipment, net	47,694	56,436
Operating lease right-of-use assets	184,642	164,740
Other assets	36,559	29,468
Total Assets	$5,612,076	$7,893,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,063,330	$1,232,118
Related party payables	96,066	82,101
Accrued expenses	1,284,578	1,143,890
Deferred revenue	268,250	10,800
Income tax payable	1,975	1,975
Short-term operating lease liabilities	69,727	81,236
Short-term financial liabilities	—	162,130
Total Current Liabilities	2,783,926	2,714,250

Warrant liabilities	254,076	256,536
Notes payable, including accrued interest of $14,511 and $40,317, as of March 31, 2024 and December 31, 2023, respectively	946,395	953,877
Long-term operating lease liabilities	84,288	53,771
Total Liabilities	4,068,685	3,978,434

Commitments, Note 10

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 10,099,672 and 9,198,089 shares issued, and 10,099,672 and 9,143,355 outstanding at March 31, 2024 and December 31, 2023, respectively	100,997	91,434
Treasury stock, at cost: 0 and 54,734 shares held as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	54,641,448	54,375,622
Accumulated other comprehensive income	171,361	139,670
Accumulated deficit	(53,531,854)	(50,853,285)
Total T Stamp Inc. Stockholders’ Equity	1,381,952	3,753,441
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	1,543,391	3,914,880
Total Liabilities and Stockholders’ Equity	$5,612,076	$7,893,314
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2024	2023
Net revenue	$573,676	$458,633
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	294,598	216,958
Research and development	451,842	632,369
Selling, general, and administrative	2,491,693	1,969,875
Depreciation and amortization	184,801	219,181
Total Operating Expenses	3,422,934	3,038,383
Operating Loss	(2,849,258)	(2,579,750)
Non-Operating Income (Expense):
Interest expense, net	(18,549)	(10,231)
Change in fair value of warrant liability	2,460	(1,340)
Other income	193,114	44,614
Other expense	(6,336)	(743)
Total Other Income (Expense), Net	170,689	32,300
Net Loss before Taxes	(2,678,569)	(2,547,450)
Income tax expense	—	—
Net loss before non-controlling interest	(2,678,569)	(2,547,450)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,678,569)	$(2,547,450)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.26)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share	10,111,993	5,044,775
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended March 31,
	2024	2023
Net loss including non-controlling interest	$(2,678,569)	$(2,547,450)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	31,691	(41,442)
Total Other Comprehensive Income (Loss)	31,691	(41,442)
Comprehensive loss	(2,646,878)	(2,588,892)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,646,878)	$(2,588,892)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of options to common stock	—	—	2,000	—	—	—	—	—	—	2,000
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	—	—	—	206,033	—	—	—	—	—	—
Conversion of treasury stock in relation to vested restricted stock units	262,546	2,625	(77,968)	(262,546)	—	—	—	—	—	(75,343)
Reverse stock split	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	59,574	—	—	—	—	—	—	59,574
Currency translation adjustment	—	—	—	—	—	—	(41,442)	—	—	(41,442)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(2,547,450)	—	(2,547,450)
Balance, March 31, 2023	5,121,607	$51,216	$39,479,741	—	$—	$—	$195,810	$(41,847,176)	$161,439	$(1,958,970)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024	9,143,355	$91,434	$54,375,622	54,734	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of warrants to common stock	882,000	8,820	(8,820)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units	74,317	743	(23,240)	(54,734)	—	—	—	—	(22,497)
Stock-based compensation	—	—	297,886	—	—	—	—	—	297,886
Currency translation adjustment	—	—	—	—	—	31,691	—	—	31,691
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(2,678,569)	—	(2,678,569)
Balance, March 31, 2024	10,099,672	$100,997	$54,641,448	—	$—	$171,361	$(53,531,854)	$161,439	$1,543,391
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(2,678,569)	$(2,547,450)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	184,801	219,181
Stock-based compensation	297,886	59,574
Change in fair value of warrant liability	(2,460)	1,340
Repayment of shareholder loan through in-kind services	—	18,547
Non-cash interest	14,511	9,904
Non-cash lease expense	41,267	66,759
Non-cash write off of mobile hardware	(162,130)	—
Loss on retirement of equipment	969	897
Changes in assets and liabilities:
Accounts receivable	42,848	474,911
Related party receivables	28,004	696
Prepaid expenses and other current assets	(69,245)	123,177
Deferred financing costs	(50,000)	—
Other assets	(7,091)	—
Accounts payable	(168,788)	419,887
Accrued expense	140,688	91,294
Related party payables	13,965	37,962
Deferred revenue	257,450	935,289
Operating lease liabilities	(41,741)	(66,546)
Net cash flows from operating activities	(2,157,635)	(154,578)
Cash flows from investing activities:
Capitalized internally developed software costs	(143,917)	(167,668)
Patent application costs	(9,268)	(23,563)
Purchases of property and equipment	(2,777)	—
Net cash flows from investing activities	(155,962)	(191,231)
Cash flows from financing activities:
Proceeds from exercise of options to common stock	—	2,000
Forfeited common stock shares to satisfy taxes	(22,497)	(75,343)
Principal payments on financial liabilities	—	(29,715)
Net cash flows from financing activities	$(22,497)	$(103,058)
Effect of foreign currency translation on cash	12,040	(32,513)
Net change in cash and cash equivalents	(2,324,055)	(481,380)
Cash and cash equivalents, beginning of period	3,140,747	1,254,494
Cash and cash equivalents, end of period	$816,692	$773,114

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$570

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$61,169	$—
Adjustment to operating lease operating lease liabilities related to renewed leases	$60,749	$—
Adjustment to operating lease right-of-use assets related to terminated leases	$—	$82,982
Adjustment to operating lease liabilities related to terminated leases	$—	$77,648
Prepaid rent expense reclassified upon termination of leases	$—	$5,335

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business, Summary of Significant Accounting Policies, and Going Concern
Description of Business — T Stamp Inc. was incorporated on April 11, 2016 in the State of Delaware. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, “us”, “our” or the “Company”) develops and markets identity authentication software solutions for enterprise and government partners and peer-to-peer markets.
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
•Biometrically Secured Email and Digital Communications
•P2P Transactions, Social Media, and Sharing Economy
•Real Estate, Travel, and Healthcare
Reverse Split — On February 15, 2023 our Board of Directors approved and, as of February 20, 2023, the holders of a majority of our voting capital stock approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation and approved to effect a reverse split of our issued and outstanding shares of Class A Common Stock at a ratio of one share for every five shares currently held, rounded up to the nearest whole share – whereby every five (5) outstanding shares of Class A Common Stock was combined and became one (1) share of Class A Common Stock, rounding up to the nearest whole number of shares (the “Reverse Split”). All share and per share amounts have been updated to reflect the Reverse Split in these unaudited condensed consolidated financial statements. The Reverse Split was effective for trading on the market opening of Nasdaq on March 23, 2023. The Reverse Stock Split effective March 23, 2023, was ratified by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023.
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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss in the three months ended March 31, 2024 of $2.68 million, negative net operating cash outflows of $2.16 million for the same period, working capital of $(0.36) million and an accumulated deficit of $53.53 million as of March 31, 2024.
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
On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Selling Stockholder. On April 3, 2024 the transaction contemplated by the SPA occurred pursuant to the terms of the SPA, the Selling Stockholder agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 499,990 shares of Class A Common Stock, par value $0.01 of the Company, and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company at a purchase price of $0.968 per share (“Warrant A”) for a total purchase price of $1,936,000. The Company paid offering costs of $220,520 resulting in net proceeds of $1,715,480.
Additionally, pursuant to the SPA, as additional consideration for the share and Warrant A purchase described above, the Company agreed to issue to the Selling Stockholder a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $0.968 per share (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock at an exercise price of $1.060 per share (“Warrant C”).
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
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, Trust Stamp Denmark ApS, Quantum Foundation, and Trust Stamp Nigeria Limited. All significant intercompany transactions and accounts have been eliminated.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2024 and December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as Treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023, Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of March 31, 2024, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units.

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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2024 and December 31, 2023, the Company had $318,923 and $2,620,765 in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Three customers represented 91.01% or 40.51%, 37.58%, and 12.92% of the balance of total Accounts receivable as of March 31, 2024 and three customers represented 91.11% or 53.55%, 30.43%, and 7.13% of the balance of total Accounts receivable as of December 31, 2023. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of March 31, 2024 and December 31, 2023, the Company had not experienced any significant losses on its Accounts receivable.
During the three months ended March 31, 2024, the Company sold to primarily three customers which made up approximately 94.63% of total Net revenue, and consisted of 58.08%, 27.38%, and 9.17% from an S&P 500 Bank, Mastercard and Triton, respectively.
Additionally, during the three months ended March 31, 2023, the Company sold to primarily three customers which made up approximately 78.77% of total Net revenue, and consisted of 40.14%, 25.08%, and 13.55% from an S&P 500 Bank, Mastercard, and FIS, respectively.
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
As of March 31, 2024, the Company determined that no long-lived assets with finite lives were impaired. As of December 31, 2023, the Company determined that $19 thousand of Capitalized internal-use software and $12 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.

Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of March 31, 2024 and December 31, 2023.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2024 and December 31, 2023, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended March 31,
	2024	2023
Professional services (over time)	$487,426	$383,633
License fees (over time)	86,250	75,000
Total Revenue	$573,676	$458,633
Recent Accounting Pronouncements Not Yet Adopted — In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard but does not expect a material impact to its unaudited condensed consolidated financial statements or related disclosures.
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

2. Borrowings
Promissory Notes Payable

	March 31, 2024	December 31, 2023
Malta loan receipt 3 – June 3, 2022	$495,344	$507,035
Malta loan receipt 2 – August 10, 2021	305,844	313,063
Malta loan receipt 1 – February 9, 2021	62,789	64,271
Interest added to principal	67,907	29,191
Total principal outstanding	931,884	913,560
Plus: accrued interest	14,511	40,317
Total promissory notes payable	$946,395	$953,877
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of March 31, 2024, the balance received was $864 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate increased from 4.5% for the three months ended March 31, 2023 to 6.5% for the three months ended March 31, 2024.
3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2023 to March 31, 2024:

Warrants ($)
Balance as of January 1, 2023	$261,569
Additional warrants issued	—
Change in fair value	(5,033)
Balance as of December 31, 2023	$256,536
Additional warrants issued	—
Change in fair value	(2,460)
Balance as of March 31, 2024	$254,076
As of March 31, 2024, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of March 31, 2024.

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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of March 31, 2024, the warrant liability is recorded at $4 thousand which is a $3 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $7 thousand as of December 31, 2023.
The following assumptions were used to calculate the fair value of the warrant liability during the three months ended March 31, 2024:

Fair Value of Warrants	$0.64
Exercise price	$0.49
Risk free interest rate	4.38%
Expected dividend yield	—%
Expected volatility	79.59%
Expected term	3 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	March 31, 2024	December 31, 2023
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
April 18, 2023	$1.34	—	775,330
June 5, 2023	$1.34	1,173,030	1,279,700
December 21, 2023	$1.34	3,600,000	3,600,000
Total warrants outstanding		5,564,199	6,446,199
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
The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2024.
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
All warrants related to this investment have been exercised and are no longer outstanding as of March 31, 2024.
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
The common stock purchase warrants to purchase 1,173,030 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2024.
December 21, 2023
On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain existing institutional investor, pursuant to which the institutional investor agreed to exercise (the “Exercise”) (i) a portion (106,670) of the warrants issued to the institutional investor on June 5, 2023, which are exercisable for 1,279,700 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $2.30 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the institutional investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 120,000 shares of Class A Common Stock, with a current exercise price of $2.30 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the institutional investor on April 18, 2023, which are exercisable for 1,573,330 shares of Class A Common Stock, with a current exercise price of $3.30 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 1,800,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $1.34 per share, which is equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA. As of March 31, 2024, Armistice had submitted an Exercise Notice for 918,000 Existing Warrants and the shares of Class A Common Stock were issued to the warrant holders. The remaining 882,000 Existing Warrants from this exercise are held in abeyance until the Company receives notice from the holders that the remaining shares may be issued in compliance with the beneficial ownership limitation. As of March 31, 2024, the remaining 882,000 Existing Warrants have been issued.
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
All 3,600,000 of the New Warrants remain outstanding as of March 31, 2024.

4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid operating expenses	$300,002	$216,875
Rent deposit	27,803	28,400
Value added tax receivable	130,090	116,095
Tax credit receivable (short-term)	66,135	102,151
Miscellaneous receivable	371,996	363,260
Prepaid expenses and other current assets	$896,026	$826,781
Capitalized internal-use software, net
Capitalized internal-use software, net as of as of March 31, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	March 31, 2024	December 31, 2023
Internally developed software	5 Years	$4,043,786	$3,901,801
Less: Accumulated depreciation		(2,567,593)	(2,429,427)
Capitalized internal-use software, net		$1,476,193	$1,472,374
Amortization expense is recognized on a straight-line basis and for the three months ended March 31, 2024 and 2023 totaled $138 thousand and $141 thousand, respectively.
Property and equipment, net
Property and equipment, net as of as of March 31, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	March 31, 2024	December 31, 2023
Computer equipment	3-4 Years	$150,686	$152,014
Furniture and fixtures	10 Years	27,405	28,052
Property and equipment, gross		178,091	180,066
Less: Accumulated depreciation		(130,397)	(123,630)
Property and equipment, net		$47,694	$56,436
Depreciation expense is recognized on a straight-line basis and for the three months ended March 31, 2024 and 2023 totaled $10 thousand and $42 thousand, respectively.
Accrued expenses
Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Compensation payable	$447,306	$377,403
Commission liability	32,948	26,863
Accrued employee taxes	769,653	624,525
Other accrued liabilities	34,671	115,099
Accrued expenses	$1,284,578	$1,143,890

5. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the three months ended March 31, 2024 and 2023.
Intangible assets, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	March 31, 2024	December 31, 2023
Patent application costs	3 Years	$493,303	$484,035
Trade name and trademarks	3 Years	68,821	70,446
Intangible assets, gross		562,124	554,481
Less: Accumulated amortization		(366,080)	(330,791)
Intangible assets, net		$196,044	$223,690
The Company added 3 new patents during the three months ended March 31, 2024. The patents issued during the three months ended March 31, 2024 increased our total number of patents to 20 and include:
•On January 2, 2024, the Company received Notice of Issuance for a patent that is a continuation of “Systems and Processes for Lossy Biometric Representation.” This patent is a continuation addresses a long-felt but unresolved need for a system or process that can transform size-variant, personally-identifying biometric templates into fixed-size, privacy-secured representations, while maintaining sufficiently accurate biometric matching capabilities.
•On January 30, 2024, the Company received Notice of Issuance for a patent that is a continuation of “Systems and Processes for Lossy Biometric Representation.” This technology provides a system or process that can transform size-variant, personally-identifying biometric templates into fixed-size, privacy-secured representations, while maintaining sufficiently accurate biometric matching capabilities.
•On March 19, 2024, the Company received Notice of Issuance for a patent entitled “Systems and Methods for Enhanced Hash Transforms.” Conventional cryptographic hashing techniques generally include functions that generate unique signatures given a piece of data, accepting binary strings of characters as an input, and producing a string (e.g., a digital signature) as an output. Our new patent addresses the need for improved techniques for securely handling sensitive data.
Intangible asset amortization expense is recognized on a straight-line basis and for the three months ended March 31, 2024 and 2023 totaled $37 thousand.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2024	86,105
2025	78,133
2026	31,659
2027	147
Total future amortization	$196,044

6. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the years ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(2,678,569)	$(2,547,450)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	10,111,993	5,044,775

Net loss per share attributable to common stockholders	$(0.26)	$(0.50)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of March 31,
	2024	2023
Options, RSUs, and grants	1,582,512	735,001
Warrants	6,923,431	1,673,968
Total	8,505,943	2,408,969
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
During the three months ended March 31, 2024 and 2023, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the three months ended March 31, 2024 and 2023 included grants totaling, $9 thousand and $0, respectively, options totaling $0, and RSUs totaling $1 thousand and $3 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the three months ended March 31, 2024 and 2023, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended March 31, 2024 and 2023 included grants totaling, $12 thousand and $26 thousand, respectively, options totaling $2 thousand and $4 thousand, respectively, and RSUs totaling $274 thousand and $29 thousand, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2024 and 2023:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	11,890	2.28
Options exercised	(1,230)	3.25
Options canceled and forfeited	(4,186)	5.73
Balance as of December 31, 2023	393,583	6.27	1.95	—
Options granted	3,825	$1.57
Options exercised	—	—
Options canceled and forfeited	(1,425)	4.21
Balance as of March 31, 2024	395,983	6.24	1.72	—
Options vested and exercisable as of March 31, 2024	395,983	$6.24	1.72	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.
The weighted average grant-date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.61 and $2.00 per share, respectively. The total grant-date fair value of options that vested during the three months ended March 31, 2024 and 2023 was $2 thousand and $4 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2024:

Fair value of Class A Common Stock	$0.45 — 0.72
Exercise price	$1.49 — 1.64
Risk free interest rate	4.11 — 4.38%
Expected dividend yield	0.00%
Expected volatility	77.54 — 79.59%
Expected term	3 Years
As of March 31, 2024, the Company had 395,983 stock options outstanding of which all are fully vested options.
As of March 31, 2024, the Company has 87,533 common stock grants outstanding of which 74,465 were vested but not issued and 13,068 were not yet vested. All granted and outstanding common stock grants will fully vest by March 31, 2025. The Company had unrecognized stock-based compensation related to common stock grants of $9 thousand as of March 31, 2024.
As of March 31, 2024, the Company had 1,098,996 RSUs outstanding of which 281,866 were vested but not issued and 817,130 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2025. The Company had unrecognized stock-based compensation related to RSUs of $866 thousand as of March 31, 2024.
During the three months ended March 31, 2024 the Company issued 54,734 of Class A Common Stock to employees that were designated for employee stock awards and were previously recorded as treasury stock.

A summary of outstanding RSU activity as of March 31, 2024 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2023	292,564
Granted	410,516
Vested (issued)	(159,776)
Forfeited	(97,202)
Balance as of December 31, 2023	446,102
Granted	802,893
Vested (issued)	(122,604)
Forfeited	(27,395)
Balance as of March 31, 2024	1,098,996
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended March 31,
	2024	2023
Cost of services	$262	$494
Research and development	8,116	18,855
Selling, general, and administrative	289,508	40,225
Total stock-based compensation expense	$297,886	$59,574
8. Related Party Transactions
Related party payables of $96 thousand and $82 thousand as of March 31, 2024 and December 31, 2023, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended March 31, 2024 and 2023, totaled approximately $104 thousand and $294 thousand, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of March 31, 2024 and December 31, 2023, the Vital4Data, Inc. commission due was $0.
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company incurred $0 in expenses that are reimbursable under the grant. As of March 31, 2024, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the three months ended March 31, 2024 and 2023, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of March 31, 2024, no amounts provided under this grant were received.
10. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of March 31, 2024, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	March 31, 2024
Weighted average remaining lease term	2.58 years
Weighted average discount rate	5.0%
During the three months ended March 31, 2024, the Company did not terminate any operating leases.
Balance sheet information related to leases as of as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets
Operating lease right-of-use assets	$184,642	$164,740

Operating lease liabilities
Short-term operating lease liabilities	$69,727	$81,236
Long-term operating lease liabilities	84,288	53,771
Total operating lease liabilities	$154,015	$135,007

Future maturities of ASC 842 lease liabilities as of March 31, 2024 are as follows:

Years Ending December 31,	Principal Payments	Imputed Interest Payments	Total Payments
2024	$57,391	$4,444	$61,835
2025	57,386	3,170	60,556
2026	22,455	1,137	23,592
2027	8,556	607	9,163
2028	8,227	172	8,399
Total future maturities	$154,015	$9,530	$163,545
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2024 and 2023 as follows:

	For the three months ended March 31,
	2024	2023
Operating lease expense – fixed payments	$39,877	$83,034
Short term lease expense	11,936	21,935
Total lease expense	$51,813	$104,969
Supplemental cash flows information related to leases was as follow:

	For the three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(41,741)	$(66,546)
During the three months ended March 31, 2024, the Company did not incur variable lease expense.
Financial Liability Obligation — The Company’s financial liability totaled $0 and $162 thousand as of March 31, 2024 and December 31, 2023, respectively, for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability was resolved with a settlement and no further payment is due as of March 31, 2024.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
11. Subsequent Events
Securities and Purchase Agreement — On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Selling Stockholder. On April 3, 2024 the transaction contemplated by the SPA occurred pursuant to the terms of the SPA, the Selling Stockholder agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 499,990 shares of Class A Common Stock, par value $0.01 of the Company, and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company at a purchase price of $0.968 per share (“Warrant A”) for a total purchase price of $1,936,000. The Company paid offering costs of $220,520 resulting in net proceeds of $1,715,480.
Additionally, pursuant to the SPA, as additional consideration for the share and Warrant A purchase described above, the Company agreed to issue to the Selling Stockholder a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $0.968 per share (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock at an exercise price of $1.06 per share (“Warrant C”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as previously filed with the Commission. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
In addition to identity authentication, the Company’s deep learning algorithms can be used to identify specific criteria from facial biometric captures and the Company has been developing and testing age-estimation software for the rapidly growing age verification market. The new age estimation software is expected to go live with a first commercial client in Q3 of 2024.
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
The Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities, in particular, the IOT, global data management, healthcare, Metaverse platform and cryptographic key and account credential safekeeping sectors. For example, the Company has developed a “crypto key vault” solution that leverages proven facial biometric authentication and irreversible data transformation technology to protect private keys for digital assets while ensuring long-term data protection and access credential availability.
Principal Products and Services
Trust Stamp’s most important technology is the Irreversibly Transformed Identity TokenTM (also known as the IT2 TM, Evergreen HashTM, EgHashTM and MyHashTM) combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the three months ended March 31, 2024.
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
In 2022, the Company expanded its key customer base to include a relationship with FIS, a relationship focused upon the implementation of our Orchestration Layer and underlying technologies in FIS’ Global KYC product offering.
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
In the third quarter of 2022, the Company acquired its first 2 new customers on the Orchestration Layer through its partnership with FIS, and in the fourth quarter of 2022, 4 additional FIS customers onboarded. As of March 31, 2024, a total of 48 financial institutions with over $345 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or are currently implementing the Orchestration Layer to 51. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $286 thousand of revenue for the Company to date including $53 thousand during the three months ended March 31, 2024. Although each of the institutions onboarded via FIS pays a small onboarding fee, given the typical time taken by a financial institution to test, implement, and roll out any new technology, the Company does not anticipate any significant revenue from the new FIS customers until late in 2024.
Reinforced by the product-market fit indicated by the FIS roll-out, the Company is building an internal direct sales force to offer the Orchestration Layer to non-FIS institutions. A key criterion for the account executives recruited is possessing significant experience and a successful track record in the identity solutions market. This expansion into direct sales is a work-in-progress and the Company is dynamically adapting its approach based upon progress towards acceptable success metrics.
In Management's opinion, while the unanticipated loss of any one of our current customers, including our channel partnership with FIS, could have an adverse effect on the Company’s financial position, it would not prevent us from continuing our operations.
Key Business Measures
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key non-GAAP business measures to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.
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
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended March 31,
	2024	2023
Net loss before taxes	$(2,678,569)	$(2,547,450)
Add: Other expense	6,336	743
Less: Other income	(193,114)	(44,614)
Add: Interest expense, net	18,549	10,231
Add: Stock-based compensation	297,886	59,574
Add (Less): Change in fair value of warrant liability	(2,460)	1,340
Add: Non-cash expenses for in-kind services	—	18,547
Add: Depreciation and amortization	184,801	219,181
Adjusted EBITDA loss (non-GAAP)	$(2,366,571)	$(2,282,448)
Adjusted EBITDA loss (non-GAAP) for the three months ended March 31, 2024, increased by 3.69%, to $2.37 million from $2.28 million for the three months ended March 31, 2023. The overall increase in Adjusted EBITDA loss (non-GAAP) was driven primarily by the increase in Selling, general, and administrative expenses (as a result of bolstering our sales resources and bringing in-house technical positions that were previously outsourced) for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. See “Results of Operations” below for further discussion on the drivers behind the increase in Adjusted EBITDA loss (non-GAAP) during the three months ended March 31, 2024.

Results of Operations
The following table summarizes our consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net revenue	$573,676	$458,633
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	294,598	216,958
Research and development	451,842	632,369
Selling, general, and administrative	2,491,693	1,969,875
Depreciation and amortization	184,801	219,181
Total Operating Expenses	3,422,934	3,038,383
Operating Loss	(2,849,258)	(2,579,750)
Non-Operating Income (Expense):
Interest expense, net	(18,549)	(10,231)
Change in fair value of warrant liability	2,460	(1,340)
Other income	193,114	44,614
Other expense	(6,336)	(743)
Total Other Income (Expense), Net	170,689	32,300
Net Loss before Taxes	(2,678,569)	(2,547,450)
Income tax expense	—	—
Net loss before non-controlling interest	(2,678,569)	(2,547,450)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,678,569)	$(2,547,450)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.26)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share	10,111,993	5,044,775
Comparison of the Three Months Ended March 31, 2024 and 2023
Net revenue

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Net revenue	$573,676	$458,633	$115,043	25.08%
During the three months ended March 31, 2024, Net revenue increased to $574 thousand, or a 25.08% increase from the Net revenue of $459 thousand for the three months ended March 31, 2023. During the three months ended March 31, 2024, the $574 thousand in Net revenue consisted of $327 thousand from an S&P 500 bank, $154 thousand from Mastercard, and various other customers for the remaining $92 thousand. The majority of the increase in the comparative periods results from an S&P 500 bank adopting the Orchestration Layer, which increased revenue by $216 thousand.
During the three months ended March 31, 2024, the Company generated $297 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 34 new enterprise customers through FIS on the Software-as-a-Service (SaaS) platform. In comparison, during the three months ended March 31, 2023, the Company generated $58 thousand total revenue from Orchestration Layer customers. Since its launch in the third quarter of 2022, there have been 51 enterprise customers on the Orchestration Layer platform, including 48 financial institutions, as of March 31, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 26.24% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 83.44%. Finally, the Company's S&P 500 bank customer began its transition to an augmented version of the SaaS platform during the three months ended March 31, 2024.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Cost of services	$294,598	$216,958	$77,640	35.79%
Cost of services (“COS”) increased by $78 thousand or 35.79% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase during this period was primarily driven by costs related to $42 thousand for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the third quarter of 2023, thus, there were no expenses for this solution during the three months ended March 31, 2023. In addition, the Company saw an increase in service requests during the three months ended March 31, 2024 from our S&P 500 Bank customer under existing statements of work.
Research and development

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Research and development	$451,842	$632,369	$(180,527)	(28.55)%
Research and development (“R&D”) expenses decreased by $181 thousand, or 28.55% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in R&D expense during the three months ended March 31, 2024 was primarily driven by the decrease in outsourced software development as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 64.66% when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$2,491,693	$1,969,875	$521,818	26.49%
Selling, general, and administrative expense (“SG&A”) increased by $522 thousand, or 26.49%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in SG&A expense was driven by a $604 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended March 31, 2024. Headcount increased by 2.41%, from 83 FTE for the three months ended March 31, 2023, compared to 85 FTE for the three months ended March 31, 2024 due to bolstering our sales resources and bringing in-house technical positions that were previously outsourced. Likewise, there was an increase of $249 thousand in SG&A during the three months ended March 31, 2024 due to the timing of stock-based compensation awards.
The increases in SG&A were offset by notable reductions in SG&A for the three months ended March 31, 2024 including a total reduction of $281 thousand in professional fees, management consulting and training, office rent, and costs related to carrying mobile hardware assets as direct result of the Company's recent non-personnel cost cutting initiative.
In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.

Depreciation and amortization

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Depreciation and amortization	$184,801	$219,181	$(34,380)	(15.69)%
Depreciation and amortization (“D&A”) decreased by $34 thousand, or 15.69% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The primary driver for the decrease in D&A relates to the Company selling mobile hardware in April 2023. As a result of the sale, there is $0 expense for mobile hardware depreciation during the three months ended March 31, 2024 and $30 thousand of expense for mobile hardware depreciation during the three months ended March 31, 2023.
Operating loss

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Operating loss	$(2,849,258)	$(2,579,750)	$(269,508)	10.45%
The Company’s Operating loss increased by $270 thousand or 10.45% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in Operating loss was mostly related to the increase of $385 thousand or 12.66% rise in operating expenses as a result of bolstering our sales resources and bringing in-house technical positions that outpaced Net revenue growth.
Interest expense, net

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Interest expense, net	$(18,549)	$(10,231)	$(8,318)	81.30%
Interest expense, net increased by $8 thousand, or 81.30% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.The increase in interest expense is primarily due to an increase of $5 thousand as a result of the Malta loan interest rate increasing from 4.5% for the three months ended March 31, 2023 to 6.5% for the three months ended March 31, 2024. Additionally, the Company recorded $4 thousand in interest expense during the three months ended March 31, 2024 for interest accrued on Malta's tax obligations. Interest earned decreased by $43 to $117 for the three months ended March 31, 2024 from $160 for the three months ended March 31, 2023.
Change in fair value of warrant liability

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$2,460	$(1,340)	$3,800	(283.58)%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended March 31, 2024 of $2 thousand compared to a loss of $1 thousand during the three months ended March 31, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Other income	$193,114	$44,614	$148,500	332.86%

Other income increased by $149 thousand for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $187 thousand gain from a settlement of a mobile hardware bill that was outstanding as of March 31, 2023, which we negotiated for a lower payment, and paid during the three months ended March 31, 2024.
Other expense

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Other expense	$(6,336)	$(743)	$(5,593)	752.76%
Other expense increased by $6 thousand for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Company incurred $6 thousand in unrealized loss on foreign currency translation expense for the three months ended March 31, 2024, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.
Liquidity and Capital Resources
As of March 31, 2024, the Company had approximately $817 thousand cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the three months ended March 31, 2024 of $2.68 million, Net operating cash outflows of $2.16 million for the same period, and an accumulated deficit of $53.53 million as of March 31, 2024. The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations.
Subsequent Investment and Pro Forma Balance Sheet
On April 1, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Selling Stockholder. Pursuant to the terms of the SPA, the Selling Stockholder agreed, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 499,990 shares of Class A Common Stock, par value $0.01 of the Company, and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company at a purchase price of $0.968 per share ( “Warrant A”) for a total purchase price of $1,936,000.
Additionally, pursuant to the SPA, as additional consideration for the share and Warrant A purchase described above, the Company agreed to issue to the Selling Stockholder a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $0.968 per share (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock at an exercise price of $1.060 per share (“Warrant C”), (Warrant A, Warrant B and Warrant C shall collectively be referred to herein as the “Warrants”).
On April 3, 2024 the transaction contemplated by the SPA occurred (the “Closing”). The Closing was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, and providing issuance instructions to the Company’s transfer agent.
At the Closing, the Selling Stockholder purchased 499,990 shares of Class A Common Stock at a purchase price of $0.968 per share, and the Company issued prefunded warrants for $0.968 per share, Warrant A, to the Selling Stockholder to purchase 1,500,010 shares of Class A Common Stock at an exercise price of $0.00 per share.
The Company paid the Placement Agent $135,520, representing 7% of the total purchase price under the SPA of $1,936,000. Expense reimbursements under the Placement Agent Agreement total $10,000. Legal fees under the SPA total $75,000. The net proceeds from the investment was $1,715,480. The Company paid $50,000 in legal fees during the three months ended March 31, 2024 recording the expense to Deferred financing costs as of March 31, 2024.
The Company agreed to provide the Selling Stockholder a right of participation in any subsequent financings of the Company from the date of the Closing until the date that is 18 months thereafter in which the Company issues shares of its common stock (or common stock equivalents). In such an event, the Selling Stockholder will have the right to participate in that financing in up to an amount equal to 25% of the amount raised in that financing on the same terms, conditions and price provided to other Selling Stockholders in the financing.
Warrant A is exercisable at any time by the Selling Stockholder following the issue date until five (5) years thereafter. Warrant B and Warrant C may be exercised at any time by the Selling Stockholder starting six months following the issue date until five (5) years thereafter.
As of May 14, 2024, the Selling Stockholder has not requested issuance of the pre-funded Warrants, has not exercised any of the Warrants, and still holds all 499,990 shares of Class A Common Stock purchased pursuant to the SPA.
The following table sets forth our consolidated cash and cash equivalents and capitalization as of March 31, 2024 on an actual basis and as adjusted basis to reflect the sale of (i) 499,990 shares of Class A Common Stock by us at the public offering price of $0.968 per share, and (ii) pre-funded warrants to purchase 1,500,010 shares of our Class A Common Stock at $0.968 per share.

	March 31, 2024
March 31, 2024
(Pro Forma As Adjusted, Reflecting the Sale of 499,990 shares of Class A Common Stock, pre-funded warrants to purchase 1,500,010 shares of our Class A Common Stock, and warrants to purchase 3,600,000 shares of our Class A Common Stock)

Assets
Cash and cash equivalents	$816,692	$2,532,172

Total Current Liabilities	2,783,926	2,783,926
Warrant liabilities	254,076	254,076
Non-convertible notes payable, plus accrued interest	946,395	946,395
Long-term operating lease liabilities	84,288	84,288
Total Liabilities	4,068,685	4,068,685

Stockholders’ Equity:
Common stock	100,997	105,997
Additional paid-in capital	54,641,448	56,351,928
Accumulated other comprehensive income	171,361	171,361
Accumulated deficit	(53,531,854)	(53,531,854)
Total T Stamp Inc. Stockholders’ Equity	1,381,952	3,097,432
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	1,543,391	3,258,871
Total Liabilities and Stockholders’ Equity	$5,612,076	$7,327,556
We note that the Company currently has an effective resale registration statement on Form S-3 pursuant to which the Selling Stockholder may exercise of certain of the Warrants that are exercisable for cash (which are the Warrant B and Warrant C Warrants described above). The Selling Stockholder would pay the Company an exercise price of either $0.968 per share (for the Warrant B Warrants) and $1.06 per share (for the Warrant C Warrants), subject to any adjustment pursuant to the terms of the Warrants, or an aggregate of approximately $3,632,000 if those Warrants are exercised in full for cash. However, we note that, as of the date of this Quarterly Report on Form 10-Q, the last closing price of our Class A Common Stock on the Nasdaq Capital Market was $0.75 per share on May 14, 2024. Unless (and until) this price increases over $0.968 and/or $1.06, it is unlikely any of the Warrants would be exercised for cash by the Selling Stockholder.

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss for the three months ended March 31, 2024 of $2.68 million, Net operating cash outflows of $2.16 million for the same period, and an Accumulated deficit of $53.53 million as of March 31, 2024.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net cash flows from operating activities	$(2,157,635)	$(154,578)
Net cash flows from investing activities	$(155,962)	$(191,231)
Net cash flows from financing activities	$(22,497)	$(103,058)
Operating Activities
Net cash flows from operating activities increased by 1295.82% from $155 thousand during the three months ended March 31, 2023, compared to $2.16 million during the three months ended March 31, 2024. Of the $2.68 million net loss for the three months ended March 31, 2024, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $2.16 million cash used for operating activities for the three months ended March 31, 2024.
Those adjustments included the add back of $298 thousand related to stock-based compensation mainly due to due to bolstering our sales resources and bringing in-house technical positions that were previously outsourced. Additionally, there is an add back of $257 thousand in Deferred revenue mainly due an annual license fee billing of $345 thousand that will be recognized over the current year in alignment with the service period. Cash and noncash add backs also included $185 thousand for non-cash Depreciation and amortization, and $43 thousand for cash received on Accounts receivable.
The add backs were offset by reductions in certain cash and noncash adjustments including $162 thousand for the noncash settlement of mobile hardware liabilities, $69 thousand increase in Prepaid expenses and other current assets mainly due to the receipt of invoices for billing of 2024 service period, and $14 thousand from the timing of accruals.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was $156 thousand, compared to net cash of $191 thousand used in the three months ended March 31, 2023. Cash used in investing activities during the three months ended March 31, 2024 related primarily to continued investments in technologies intended to be capitalized and monetized over time. In addition, the Company continued to prioritize intellectual property, which produced one (1) new pending patent applications and three (3) issued patents with the United States Patent and Trademark Office during the three months ended March 31, 2024.

Financing Activities
During the three months ended March 31, 2024, Net cash flows from financing activities was $22 thousand, compared to Net cash flows from financing activities of $103 thousand for the three months ended March 31, 2023. During the three months ended March 31, 2024, there was a $22 thousand tax withholding accrual for net issuances on employee equity compensation and $0 thousand for a prepayment of legal fees for the April 2024 investment discussed above in "Subsequent Investment and Pro Forma Balance Sheet".
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of risks our Company may face in relation to litigation against our Company.
Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, the Company did not sell any securities in transactions not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 7, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.1
Warrant issued to the Armistice Capital Master Fund Ltd. dated September 14, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

4.2	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.6	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.7	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.8	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.9	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

4.10	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

4.11	Warrant A issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

4.12	Warrant B issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

4.13	Warrant C issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.23	Securities Purchase Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.24	Registration Rights Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.25	Placement Agent Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 4, 2024)

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: May 15, 2024

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: May 15, 2024

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: May 15, 2024

/s/ William McClintock
William McClintock, Director
Date: May 15, 2024

/s/ Charles Potts
Charles Potts, Director
Date: May 15, 2024

/s/ Joshua Allen
Joshua Allen, Director
Date: May 15, 2024

/s/ Kristin Stafford
Kristin Stafford, Director
Date: May 15, 2024

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: May 15, 2024