Form 10-Q
period 2024-06-30
T Stamp Inc
filed 2024-08-13
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2024, there were 16,780,931 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$659,533	$3,140,747
Accounts receivable, net (includes unbilled receivables of $4,440 and $143,219 as of June 30, 2024 and December 31, 2023, respectively)	517,380	686,327
Related party receivables	24,921	44,087
Prepaid expenses and other current assets	726,612	826,781
Total Current Assets	1,928,446	4,697,942
Capitalized internal-use software, net	1,509,180	1,472,374
Goodwill	1,248,664	1,248,664
Intangible assets, net	192,619	223,690
Property and equipment, net	43,512	56,436
Operating lease right-of-use assets	229,370	164,740
Other assets	41,567	29,468
Total Assets	$5,193,358	$7,893,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,104,638	$1,232,118
Related party payables	53,087	82,101
Accrued expenses	1,539,378	1,143,890
Deferred revenue	182,000	10,800
Income tax payable	—	1,975
Short-term operating lease liabilities	123,431	81,236
Short-term financial liabilities	—	162,130
Total Current Liabilities	3,002,534	2,714,250

Warrant liabilities	251,668	256,536
Notes payable, including accrued interest of $28,808 and $40,317, as of June 30, 2024 and December 31, 2023, respectively	953,799	953,877
Long-term operating lease liabilities	73,520	53,771
Total Liabilities	4,281,521	3,978,434

Commitments, Note 10

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 11,384,139 and 9,198,089 shares issued, and 11,384,139 and 9,143,355 outstanding at June 30, 2024 and December 31, 2023, respectively	113,841	91,434
Treasury stock, at cost: 0 and 54,734 shares held as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	56,591,713	54,375,622
Accumulated other comprehensive income	175,059	139,670
Accumulated deficit	(56,130,215)	(50,853,285)
Total T Stamp Inc. Stockholders’ Equity	750,398	3,753,441
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	911,837	3,914,880
Total Liabilities and Stockholders’ Equity	$5,193,358	$7,893,314
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net revenue	$500,395	$460,804	$1,074,071	$919,438
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	247,435	203,928	542,033	420,887
Research and development	564,736	574,397	1,016,578	1,206,766
Selling, general, and administrative	2,132,395	1,877,616	4,624,088	3,847,173
Depreciation and amortization	181,195	187,272	365,996	406,454
Total Operating Expenses	3,125,761	2,843,213	6,548,695	5,881,280
Operating Loss	(2,625,366)	(2,382,409)	(5,474,624)	(4,961,842)
Non-Operating Income (Expense):
Interest expense, net	(16,773)	(9,793)	(35,322)	(19,994)
Change in fair value of warrant liability	2,408	6,955	4,868	5,615
Other income	41,739	217,605	234,852	261,547
Other expense	(369)	(2,726)	(6,704)	(3,144)
Total Other Income (Expense), Net	27,005	212,041	197,694	244,024
Net Loss before Taxes	(2,598,361)	(2,170,368)	(5,276,930)	(4,717,818)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(2,598,361)	(2,170,368)	(5,276,930)	(4,717,818)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,598,361)	$(2,170,368)	$(5,276,930)	$(4,717,818)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.21)	$(0.32)	$(0.47)	$(0.80)
Weighted-average shares used to compute basic and diluted net loss per share	12,227,476	6,757,320	11,169,735	5,897,089

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net loss including non-controlling interest	$(2,598,361)	$(2,170,368)	$(5,276,930)	$(4,717,818)
Other Comprehensive Income (Loss):			—	—
Foreign currency translation adjustments	3,698	(7,604)	35,389	(49,046)
Total Other Comprehensive Income (Loss)	3,698	(7,604)	35,389	(49,046)
Comprehensive loss	(2,594,663)	(2,177,972)	(5,241,541)	(4,766,864)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,594,663)	$(2,177,972)	$(5,241,541)	$(4,766,864)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2023	5,121,607	$51,216	39,479,741	—	$—	$195,810	$(41,847,176)	$161,439	$(1,958,970)
Exercise of prefunded warrants to common stock	1,553,250	15,533	(13,979)	—	—	—	—	—	1,554
Exercise of options to common stock	1,740	17	(17)	—	—	—	—	—	—
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	(16,821)	(168)	52,707	16,821	—	—	—	—	52,539
Stock-based compensation	—	—	97,737	—	—	—	—	—	97,737
Currency translation adjustment	—	—	—	—	—	(7,604)	—	—	(7,604)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(2,170,368)	—	(2,170,368)
Balance, June 30, 2023	7,972,244	$79,722	47,067,377	16,821	$—	$188,206	$(44,017,544)	$161,439	$3,479,200

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2024	10,099,672	$100,997	$54,641,448	—	$—	$171,361	$(53,531,854)	$161,439	$1,543,391
Exercise of prefunded warrants to common stock	542,100	5,421	(5,421)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units and grants	242,377	2,423	(36,919)	—	—	—	—	—	(34,496)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	499,990	5,000	1,685,480	—	—	—	—	—	1,690,480
Stock-based compensation	—	—	307,125	—	—	—	—	—	307,125
Currency translation adjustment	—	—	—	—	—	3,698	—	—	3,698
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(2,598,361)	—	(2,598,361)
Balance, June 30, 2024	11,384,139	$113,841	$56,591,713	—	$—	$175,059	$(56,130,215)	$161,439	$911,837

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	1,553,250	15,533	(13,979)	—	—	—	—	—	—	1,554
Exercise of options to common stock	1,740	17	1,983	—	—	—	—	—	—	2,000
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	245,725	2,457	(25,261)	(39,692)	—	—	—	—	—	(22,804)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	157,311	—	—	—	—	—	—	157,311
Currency translation adjustment	—	—	—	—	—	—	(49,046)	—	—	(49,046)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(4,717,818)	—	(4,717,818)
Balance, June 30, 2023	7,972,244	$79,722	$47,067,377	16,821	$—	$—	$188,206	$(44,017,544)	$161,439	$3,479,200

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024	9,143,355	$91,434	$54,375,622	54,734	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of prefunded warrants to common stock	1,424,100	14,241	(14,241)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units and grants	316,694	3,166	(60,159)	(54,734)	—	—	—	—	(56,993)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	499,990	5,000	1,685,480	—	—	—	—	—	1,690,480
Stock-based compensation	—	—	605,011	—	—	—	—	—	605,011
Currency translation adjustment	—	—	—	—	—	35,389	—	—	35,389
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(5,276,930)	—	(5,276,930)
Balance, June 30, 2024	11,384,139	$113,841	$56,591,713	—	$—	$175,059	$(56,130,215)	$161,439	$911,837
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(5,276,930)	$(4,717,818)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	365,996	406,454
Stock-based compensation	605,011	157,311
Change in fair value of warrant liability	(4,868)	(5,615)
Repayment of shareholder loan through in-kind services	—	18,547
Impairment of assets	1,112	16,819
Gain on sale of property and equipment	—	(216,189)
Non-cash interest	28,808	19,904
Non-cash lease expense	78,964	109,879
Non-cash write off of mobile hardware	(162,130)	(15,775)
Loss on retirement of equipment	2,955	17,589
Changes in assets and liabilities:
Accounts receivable	168,947	521,685
Related party receivables	19,166	(1,551)
Prepaid expenses and other current assets	100,169	83,041
Other assets	(12,099)	(9,063)
Accounts payable	(127,480)	(171,183)
Accrued expense	395,488	(437,365)
Related party payables	(29,014)	(134,824)
Deferred revenue	171,200	887,218
Income tax payable	(1,975)	(5,616)
Operating lease liabilities	(80,248)	(104,817)
Net cash flows from operating activities	(3,756,928)	(3,581,369)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	377,360
Capitalized internally developed software costs	(315,192)	(356,892)
Patent application costs	(38,810)	(37,717)
Purchases of property and equipment	(9,084)	—
Net cash flows from investing activities	(363,086)	(17,249)
Cash flows from financing activities:
Proceeds from exercise of warrants to common stock	—	1,554
Proceeds from exercise of options to common stock	—	2,000
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	1,690,480	7,464,312
Forfeited common stock shares to satisfy taxes	(56,993)	(22,804)
Principal payments on financial liabilities	—	(29,715)
Net cash flows from financing activities	$1,633,487	$7,415,347
Effect of foreign currency translation on cash	5,313	(35,809)
Net change in cash and cash equivalents	(2,481,214)	3,780,920
Cash and cash equivalents, beginning of period	3,140,747	1,254,494
Cash and cash equivalents, end of period	$659,533	$5,035,414

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,356	$570

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$143,594	$82,185
Adjustment to operating lease operating lease liabilities related to renewed leases	$142,192	$83,298
Adjustment to operating lease right-of-use assets related to terminated leases	$—	$82,095
Adjustment to operating lease liabilities related to terminated leases	$—	$77,648
Prepaid rent expense reclassified upon termination of leases	$—	$5,335

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business, Summary of Significant Accounting Policies, and Going Concern
Description of Business — T Stamp Inc. was incorporated in the State of Delaware on April 11, 2016. T Stamp Inc. and its subsidiaries (“Trust Stamp”, “we”, “us”, “our” or the “Company”) develops and markets artificial intelligence-powered software solutions for enterprise and government partners and peer-to-peer markets.
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
•Biometrically Secured Email and Digital Communications
•P2P Transactions, Social Media, and Sharing Economy
•Real Estate, Travel, and Healthcare
As our portfolio of intellectual property and solutions has developed, we have started to seek applications for our technology outside our traditional focus on identity and trust. We anticipate licensing our technology in numerous fields, typically through established partners who will integrate our technology into field-specific applications.
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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the six months ended June

30, 2024 of $5.28 million, negative net operating cash outflows of $3.76 million for the same period, working capital of negative $1.07 million and an accumulated deficit of $56.13 million as of June 30, 2024.
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
On July 13, 2024, T Stamp Inc. entered into a Securities Purchase Agreement (the “SPA”) with a certain investor (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 4,597,701 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.435 per share, which was equal to the closing price of the Company’s Class A Common Stock on the Nasdaq Stock Market on July 11, 2024. The total purchase price for the shares was agreed to be paid pursuant to three promissory notes issued by the Purchaser to the Company comprised of (i) a $500,000 promissory note payable on July 31, 2024, which was paid on July 25, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement as contemplated by the Registration Rights Agreement. The Company filed a resale registration statement on Form S-3 for this purpose on July 18, 2024 (File No.: 333-280884), which is currently under review by the Commission. As of the date of this Quarterly Report on Form 10-Q, the resale registration statement is not yet effective. None of the promissory notes accrue interest, and each may be repaid before their respective due dates.
On July 13, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company issued 4,597,701 shares of Class A Common Stock to the Purchaser at $0.435 in exchange for the three promissory notes described above, totaling $2,000,000 in combined principal. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA. Additionally, as part of the Closing of the SPA, the Purchaser executed a Voting Limitation Agreement.
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
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Metapresence Limited, Trust Stamp Denmark ApS, Quantum Foundation, TSI GovTech Corporation, Global Server Management Inc., Cheltenham AI LTD, and Trust Stamp Nigeria Limited. All significant intercompany transactions and accounts have been eliminated.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as Treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023, Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of June 30, 2024, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units.
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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2024 and December 31, 2023, the Company had $206,821 and $2,620,765 in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Three customers represented 95.42% or 48.95%, 38.80%, and 7.67% of the balance of total Accounts receivable as of June 30, 2024 and three customers represented 91.11% or 53.55%, 30.43%, and 7.13% of the balance of total Accounts receivable as of December 31, 2023. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of June 30, 2024 and December 31, 2023, the Company had not experienced any significant losses on its Accounts receivable.
During the three months ended June 30, 2024, the Company sold to primarily three customers which made up approximately 96.21% of total Net revenue, and consisted of 67.33%, 17.38%, and 11.50% from an S&P 500 Bank, Mastercard and Triton, respectively.
Additionally, during the three months ended June 30, 2023, the Company sold to primarily three customers which made up approximately 90.67% of total Net revenue, and consisted of 48.97%, 31.33%, and 10.37% from an S&P 500 Bank, Mastercard, and Triton, respectively.
During the six months ended June 30, 2024, the Company sold to primarily three customers which made up approximately 95.37% of total Net revenue, and consisted of 62.39%, 22.72%, and 10.26% from an S&P 500 Bank, Mastercard and Triton, respectively.
Additionally, during the six months ended June 30, 2023, the Company sold to primarily four customers which made up approximately 92.73% of total Net revenue, and consisted of 44.57%, 28.21%, 10.22%, and 9.73% from an S&P 500 Bank, Mastercard, FIS, and Triton, respectively.
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
As of June 30, 2024, the Company determined that $1 thousand of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software was expensed to Research and development during the six months ended June 30, 2024. As of December 31, 2023, the Company determined that $19 thousand of Capitalized internal-use software and $12 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of June 30, 2024 and December 31, 2023.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2024 and December 31, 2023, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Professional services (over time)	$414,145	$385,804	$901,571	$769,438
License fees (over time)	86,250	75,000	172,500	150,000
Total Revenue	$500,395	$460,804	$1,074,071	$919,438
Recent Accounting Pronouncements Not Yet Adopted — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard but does not expect a material impact to its unaudited condensed consolidated financial statements or related disclosures.
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
2. Borrowings
Promissory Notes Payable

	June 30, 2024	December 31, 2023
Malta loan receipt 3 – June 3, 2022	$491,680	$507,035
Malta loan receipt 2 – August 10, 2021	303,582	313,063
Malta loan receipt 1 – February 9, 2021	62,325	64,271
Interest added to principal	67,404	29,191
Total principal outstanding	924,991	913,560
Plus: accrued interest	28,808	40,317
Total promissory notes payable	$953,799	$953,877
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of June 30, 2024, the balance received was $858 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate increased from 4.5% for the six months ended June 30, 2023 to 6.5% for the six months ended June 30, 2024 due to the increased interest rate noted by the ECB.

3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2023 to June 30, 2024:

Warrants ($)
Balance as of January 1, 2023	$261,569
Additional warrants issued	—
Change in fair value	(5,033)
Balance as of December 31, 2023	$256,536
Additional warrants issued	—
Change in fair value	(4,868)
Balance as of June 30, 2024	$251,668
As of June 30, 2024, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of June 30, 2024.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of June 30, 2024, the warrant liability is recorded at $2 thousand which is a $5 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $7 thousand as of December 31, 2023.
The following assumptions were used to calculate the fair value of the warrant liability during the six months ended June 30, 2024:

Fair Value of Warrants	$0.26 — $0.64
Exercise price	$0.43 — $0.49
Risk free interest rate	4.38%— 4.50%
Expected dividend yield	—%
Expected volatility	79.25% — 79.59%
Expected term	3 years

Equity Classified Warrants

Warrant Issuance Date	Strike Price	June 30, 2024	December 31, 2023
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
April 18, 2023	$1.34	—	775,330
June 5, 2023	$1.34	1,173,030	1,279,700
December 21, 2023	$1.34	3,600,000	3,600,000
April 3, 2024	$—	957,910	—
April 3, 2024	$0.97	2,000,000	—
April 3, 2024	$1.06	1,600,000	—
Total warrants outstanding		10,122,109	6,446,199
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
The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2024.
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
As of December 31, 2023, the Company had received Notice to Exercise for 798,000 common stock purchase warrants resulting in an issuance by the Company of 798,000 shares of Class A Common Stock. Due to the beneficial ownership limitation provisions in the Inducement Agreement, as of December 31, 2023 the remaining 775,330 common stock purchase warrants exercised on December 21, 2023 were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. On February 7, 2024 and February 27, 2024, the Company issued 320,000 and 455,330 shares, respectively.
All warrants related to this investment have been exercised and are no longer outstanding as of June 30, 2024.
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
As of December 31, 2023, due to the beneficial ownership limitation provisions in the Inducement Agreement, the 106,670 warrants were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. These shares were subsequently issued on February 27, 2024.
The common stock purchase warrants to purchase 1,173,030 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2024.
December 21, 2023

On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain existing institutional investor, pursuant to which the institutional investor agreed to exercise (the “Exercise”) (i) a portion (106,670) of the warrants issued to the institutional investor on June 5, 2023, which, as of December 21, 2023, were exercisable for 1,279,700 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $2.30 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the institutional investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 120,000 shares of Class A Common Stock, with a current exercise price of $2.30 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the institutional investor on April 18, 2023, which are exercisable for 1,573,330 shares of Class A Common Stock, with a current exercise price of $3.30 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 1,800,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $1.34 per share, which was equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA. As of June 30, 2024, the institutional investor had submitted an Exercise Notice for all 1,800,000 Existing Warrants, in two batches, 918,000 and 882,000, respectively, and the shares of Class A Common Stock were issued to the warrant holders.
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
All 3,600,000 of the New Warrants remain outstanding as of June 30, 2024.
April 3, 2024
On April 3, 2024, the Company closed a Securities Purchase Agreement with a certain institutional investor. Pursuant to the terms of the Securities Purchase Agreement, the investor agreed to purchase from the Company 499,990 shares of Class A Common Stock, par value $0.01 of the Company and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company ("Warrant A") at a purchase price of $0.968 per share resulting in a total purchase price of $1,936,000. The Company paid offering costs of $245,520 resulting in net proceeds of $1,690,480.
Additionally, pursuant to the Securities Purchase Agreement, as additional consideration for the share and Warrant A purchase described above, the Company agreed to issue to the Selling Stockholder a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock at an exercise price of $0.968 per share (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock at an exercise price of $1.06 per share (“Warrant C”).
On May 24, 2024, the institutional investor exercised 542,100 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.000 per warrant for total proceeds of $0.
As of June 30, 2024, 957,910 warrants of Warrant A, 2,000,000 warrants of Warrant B, and 1,600,000 warrants of Warrant C remain outstanding.
Subsequent to June 30, 2024, the institutional investor exercised an additional 799,091 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.000 per warrant for total proceeds of $0 to the Company.

4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid operating expenses	$270,332	$216,875
Rent deposit	30,333	28,400
Value added tax receivable	49,455	116,095
Tax credit receivable (short-term)	25,045	102,151
Miscellaneous receivable	351,447	363,260
Prepaid expenses and other current assets	$726,612	$826,781
Capitalized internal-use software, net
Capitalized internal-use software, net as of as of June 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	June 30, 2024	December 31, 2023
Internally developed software	5 Years	$4,215,099	$3,901,801
Less: Accumulated depreciation		(2,705,919)	(2,429,427)
Capitalized internal-use software, net		$1,509,180	$1,472,374
Amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2024 and 2023 totaled $139 thousand and $138 thousand, respectively. Amortization expense during the six months ended June 30, 2024 and 2023 totaled $278 thousand and $279 thousand, respectively.
As of June 30, 2024, the Company determined that $1 thousand of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software was expensed to Research and development during the six months ended June 30, 2024.
Property and equipment, net
Property and equipment, net as of as of June 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	June 30, 2024	December 31, 2023
Computer equipment	3-4 Years	$146,596	$152,014
Furniture and fixtures	10 Years	33,937	28,052
Property and equipment, gross		180,533	180,066
Less: Accumulated depreciation		(137,021)	(123,630)
Property and equipment, net		$43,512	$56,436
Depreciation expense is recognized on a straight-line basis and during the three months ended June 30, 2024 and 2023 totaled $9 thousand and $11 thousand, respectively. Depreciation expense during the six months ended June 30, 2024 and 2023 totaled $19 thousand and $53 thousand, respectively.

Accrued expenses
Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Compensation payable	$552,133	$377,403
Commission liability	20,454	26,863
Accrued employee taxes	909,171	624,525
Other accrued liabilities	57,620	115,099
Accrued expenses	$1,539,378	$1,143,890
5. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the six months ended June 30, 2024.
Intangible assets, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	June 30, 2024	December 31, 2023
Patent application costs	3 Years	$522,845	$484,035
Trade name and trademarks	3 Years	68,312	70,446
Intangible assets, gross		591,157	554,481
Less: Accumulated amortization		(398,538)	(330,791)
Intangible assets, net		$192,619	$223,690
The Company added 5 new issued patents during the six months ended June 30, 2024. The patents issued during the six months ended June 30, 2024 increased our total number of patents to 22 and include:
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
•On April 23, 2024, the Company received Notice of Issuance for a patent entitled “Face Cover-compatible Biometrics and Processes for Generating and Using Same.” which allows for enrollment of biometric information from individuals wearing face coverings such that subsequent biometric identification and verification processes may not require the individuals to remove their face coverings.
•On April 30, 2024, the Company received Notice of Issuance for a patent entitled “Systems and Methods for Liveness-verified, Biometric-based Encryption.” This patent fulfills a long-felt but unresolved need for a system or method that permits encryption/decryption based on liveness-verified biometric data that cannot be stolen or spoofed.

Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2024 and 2023 totaled $33 thousand and $38 thousand, respectively. Intangible asset amortization expense during the six months ended June 30, 2024 and 2023 totaled $70 thousand and $75 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2024	$60,076
2025	87,980
2026	41,505
2027	3,058
Total future amortization	$192,619
6. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(2,598,361)	$(2,170,368)	$(5,276,930)	$(4,717,818)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	12,227,476	6,757,320	11,169,735	5,897,089

Net loss per share attributable to common stockholders	$(0.21)	$(0.32)	$(0.47)	$(0.80)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of June 30,
	2024	2023
Options, RSUs, and grants	1,323,580	642,927
Warrants	12,817,277	5,017,180
Total	14,140,857	5,660,107
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
During the three months ended June 30, 2024 and 2023, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the three months ended June 30, 2024 and 2023 included grants totaling, $9 thousand and $0, respectively, options totaling $0, and RSUs totaling $1 thousand and $6 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the three months ended June 30, 2024 and 2023, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the three months ended June 30, 2024 and 2023 included grants totaling, $8 thousand and $21 thousand, respectively, options totaling $1 thousand and $3 thousand, respectively, and RSUs totaling $288 thousand and $68 thousand, respectively.
During the six months ended June 30, 2024 and 2023, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the six months ended June 30, 2024 and 2023 included grants totaling, $18 thousand and $0, respectively, options totaling $0, and RSUs totaling $2 thousand and $9 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the six months ended June 30, 2024 and 2023, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the six months ended June 30, 2024 and 2023 included grants totaling, $20 thousand and $47 thousand, respectively, options totaling $4 thousand and $7 thousand, respectively, and RSUs totaling $562 thousand and $95 thousand, respectively.
Stock Options
The following table summarizes stock option activity for the three and six months ended June 30, 2024:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	11,890	2.28
Options exercised	(1,230)	3.25
Options canceled and forfeited	(4,186)	5.73
Balance as of December 31, 2023	393,583	6.27	1.95	—
Options granted	3,825	1.57
Options exercised	—	—
Options canceled and forfeited	(1,425)	4.21
Balance as of March 31, 2024	395,983	6.24	1.72	—
Options granted	4,375	1.37
Options exercised	—	—
Options canceled and forfeited	(510)	3.92
Balance as of June 30, 2024	399,848	$6.19	1.49	$—
Options vested and exercisable as of June 30, 2024	399,848	$6.19	1.49	$—

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	393,583	$6.27	1.95	$—
Options granted	8,200	1.46
Options exercised	—	0
Options canceled and forfeited	(1,935)	4.13
Balance as of June 30, 2024	399,848	$6.19	1.49	—
Options vested and exercisable as of June 30, 2024	399,848	$6.19	1.49	$—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $0.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2024 and 2023 was $0.43 and $1.48 per share, respectively. The total grant-date fair value of options that vested during the six months ended June 30, 2024 and 2023 was $4 thousand and $7 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the six months ended June 30, 2024:

Fair value of Class A Common Stock	$0.17 — 0.72
Exercise price	$1.32 — 1.64
Risk free interest rate	4.11 — 4.71%
Expected dividend yield	0.00%
Expected volatility	77.54 — 79.80%
Expected term	3 Years
As of June 30, 2024, the Company had 399,848 stock options outstanding of which all are fully vested options.
Stock Grants
As of June 30, 2024, the Company has 60,270 common stock grants outstanding of which 45,502 were vested but not issued and 14,768 were not yet vested. All granted and outstanding common stock grants will fully vest by June 30, 2025. The Company had unrecognized stock-based compensation related to common stock grants of $7 thousand as of June 30, 2024.
RSU
As of June 30, 2024, the Company had 863,462 RSUs outstanding of which 37,175 were vested but not issued and 826,287 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2025. The Company had unrecognized stock-based compensation related to RSUs of $584 thousand as of June 30, 2024.
During the six months ended June 30, 2024 the Company issued 54,734 of Class A Common Stock to employees that were designated for employee stock awards and were previously recorded as treasury stock.
A summary of outstanding RSU activity as of June 30, 2024 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2023	292,564
Granted	410,516
Vested (issued)	(159,776)
Forfeited	(97,202)
Balance as of December 31, 2023	446,102
Granted	812,050
Vested (issued)	(318,812)
Forfeited	(75,878)
Balance as of June 30, 2024	863,462

Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of services	$—	$161	$262	$656
Research and development	6,094	12,766	14,210	31,620
Selling, general, and administrative	301,031	84,810	590,539	125,035
Total stock-based compensation expense	$307,125	$97,737	$605,011	$157,311
8. Related Party Transactions
Related party payables of $53 thousand and $82 thousand as of June 30, 2024 and December 31, 2023, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended June 30, 2024 and 2023, totaled approximately $7 thousand and $242 thousand, respectively. Total costs incurred in relation to 10Clouds for the six months ended June 30, 2024 and 2023, totaled approximately $111 thousand and $535 thousand, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of June 30, 2024 and December 31, 2023, the Vital4Data, Inc. commission due was $0.
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the six months ended June 30, 2023, the Company incurred $0 in expenses that are reimbursable under the grant. As of June 30, 2024, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the six months ended June 30, 2024 and 2023, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of June 30, 2024, no amounts provided under this grant were received.
10. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of June 30, 2024, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	June 30, 2024
Weighted average remaining lease term	2.01 years
Weighted average discount rate	5.0%
During the six months ended June 30, 2024, the Company did terminated one operating lease, one office located in the United States. The lease was terminated upon the conclusion of the agreed upon lease term, therefore, there were no termination fees, Right-of-use assets derecognized, Lease liabilities derecognized, or losses recognized.
Balance sheet information related to leases as of as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets
Operating lease right-of-use assets	$229,370	$164,740

Operating lease liabilities
Short-term operating lease liabilities	$123,431	$81,236
Long-term operating lease liabilities	73,520	53,771
Total operating lease liabilities	$196,951	$135,007
Future maturities of ASC 842 lease liabilities as of June 30, 2024 are as follows:

Years Ending December 31,	Principal Payments	Imputed Interest Payments	Total Payments
2024	$71,229	$4,184	$75,413
2025	86,673	3,608	90,281
2026	22,390	1,130	23,520
2027	8,493	602	9,095
2028	8,166	171	8,337
Total future maturities	$196,951	$9,695	$206,646

Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease expense – fixed payments	$37,976	$46,402	$77,853	$129,436
Short term lease expense	12,284	15,620	24,220	37,552
Total lease expense	$50,260	$62,022	$102,073	$166,988
Supplemental cash flows information related to leases was as follow:

	For the six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(80,248)	$(104,817)
During the six months ended June 30, 2024, the Company did not incur variable lease expense.
Financial Liability Obligation — The Company’s financial liability totaled $0 and $162 thousand as of June 30, 2024 and December 31, 2023, respectively, for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability was resolved with a settlement and no further payment is due as of June 30, 2024.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
11. Subsequent Events
Promissory Note Agreement — On July 9, 2024, the Company entered into a subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $453,600 with the principal amount of $315,000 and interest of $138,600. Commencing July 18, 2024, the Company is required to make weekly payments of $16,200 until the due date, January 23, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $15,000 was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 9, 2024, in the principal amount of $315,000 which note is secured by all of the Borrower’s assets, including receivables.
Boumarang License Agreement — On August 6, 2024, the Company entered into a License Agreement (the “Agreement”) with Boumarang Inc. (“Boumarang”), a developer, manufacturer, and seller of hydrogen-powered UAV and USV drones. Pursuant to the Agreement, the Company agreed to grant a non-exclusive license to Boumarang to exploit certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5,000,000 in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share (the “Prepaid Warrant”).
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.

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
Trust Stamp develops proprietary artificial intelligence-powered identity and trust solutions at the intersection of biometrics, privacy, and cybersecurity. These solutions enable organizations to protect themselves and their users while empowering individuals to retain ownership of their identity data and prevent fraudulent activity using their identity.
Trust Stamp tackles industry challenges including data protection, regulatory compliance, and financial accessibility, with cutting-edge technology including biometric science, cryptography, and machine learning. Our core technology irreversibly transforms identity information to create tokenized identifiers that enable accurate authentication without storing or sharing sensitive data. By retaining the usefulness of biometric-derived data while minimizing the risk, we allow businesses to adopt biometrics and other anti-fraud initiatives while protecting personal information from hacks and leaks.
Trust Stamp’s key sub-markets are identity authentication for account opening, access, and fraud detection, tokenized digital identities to facilitate financial and societal inclusion, and in-community case management software for alternatives to detention and other governmental uses.
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
To address this unprecedented danger and increased cross-industry need to establish trust quickly and securely in virtual environments, Trust Stamp has developed its Irreversibly Transformed Identity Token, or IT2 TM, solutions. These solutions replace biometric templates with a cryptographic hash that can never be rebuilt into the original data and cannot be used to identify the subject outside the environment for which it is designed.
Trust Stamp’s data transformation and comparison technology is vendor and modality-agnostic, allowing organizations including other biometric services providers to benefit from our proprietary tokenization process's increased protection, efficiency, utility. With online and offline functionality, Trust Stamp technology is effective in even the most remote locations in the world.
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
Data Security and Fraud
•According to the “2021 Year End Report: Data Breach QuickView” published by Flashpoint, 4,145 publicly disclosed breaches exposed over 22 billion records in 2022.
•The cumulative merchant losses to online payment fraud between 2023 and 2027 will exceed $343 billion globally according to a 2022 report titled “Fighting Online Payment Fraud in 2022 & Beyond” published by Juniper Research.
Trust Stamp addresses this market with biometric identity verification and biometric authentication solutions. These solutions offer Trust Stamp’s proprietary irreversible identity token to perform biometric-based matching in a secure and tokenized domain, matching tokenized personally identifiable information while implementing liveness detection.
The Company recently announced the development of a biometric authentication process for wire transfers and other high value transactions, a product of particular and immediate relevance to financial institutions concerned about the potential of deep fake attacks on existing authentication systems. The Company currently has three new banking clients who have indicated willingness to participate in a trial of the product scheduled for Q3 of 2024.
Biometric Authentication
•According to a 2022 report titled “Mobile Payment Biometrics,” published by Juniper Research, the value of biometrically authenticated remote mobile payments will reach $1.2 trillion globally by 2027.
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
Trust Stamp addresses this market through its biometric authentication and liveness detection products. These products offer our proprietary IT2 token to perform biometric matching in a secure and tokenized domain. This permits biometric authentication without the risk of storing pictures and biometric templates.
In addition to identity authentication, the Company’s deep learning algorithms can be used to identify specific criteria from facial biometric captures and it has been developing and testing age-estimation software for the rapidly growing age verification market. The new age estimation software is expected to go live with a first commercial client in Q3 of 2024.
Financial and Societal Inclusion
•According to the “Global Findex Database 2021,” published by the World Bank, 1.4 billion people were unbanked as of 2021.
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
Other Markets
The Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities and has entered into go-to-market or licensing agreements, including global data location services, healthcare, IoT, automotive dealer services, and computer vision for UAV operations. We anticipate licensing our technology in numerous fields, typically through established partners who will integrate our technology into field-specific applications.
Principal Products and Services
Trust Stamp’s most important technology is the Irreversibly Transformed Identity Token or IT2, which is combined with a data architecture that can use one or multiple sources of biometric or other identifying data. Once a “hash translation” algorithm is created, like-modality hashes are comparable regardless of their origin. The IT2 protects against system and data redundancy, providing a lifelong “digital-DNA” that can store (or pivot to) any type of KYC or relationship data with fields individually hashed or (salted and) encrypted, facilitating selective data sharing. Products utilizing the IT2 are Trust Stamp’s primary products, accounting for the majority of its revenues during the six months ended June 30, 2024.
We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) comply with General Data Protection Regulation (“GDPR”) requirements wherever such requirements are applicable.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and implementing them through custom applications built and maintained for a few key customers. In 2022, the Company added to its product offerings a modular and highly scalable SaaS model with low-code or no implementation (“the Orchestration Layer”). Although the Company remains open to significant opportunities to deliver custom solutions, sales of Orchestration Layer products are the primary focus of the Company’s sales and development initiatives. This strategic pivot in the Company’s go-to-market approach negatively impacted revenue in 2023 but we believe it will substantially increase potential revenue.
Historically, the Company generated most of its income through long-term partnerships, comprising a relationship with an S&P 500 bank with services provided pursuant to a Master Software Agreement entered into in 2017, together with a relationship with Mastercard International (“Mastercard”) with services provided under the terms of a five-year technology services agreement entered into in March 2019 and extended in March 2024 to April 2027 (the "TSA”). Both of those relationships remain strong, and the Company anticipates future revenue growth from the two relationships.
Under the TSA, IT2 technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include financial services for individuals and businesses and empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare. The Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. In addition, the Company is paid on a “per user per year” basis for all transactions utilizing its technology. In December of 2022, the Company entered into a modification of the agreed pricing schedule with Mastercard to move from a per-use to a per-user-year model to broaden the range of potential use cases. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA if the other party becomes, including, but not limited to, insolvent, subject to bankruptcy, dissolved, or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one-year periods in perpetuity unless either party provides ninety days' written notice of intent not to renew. To date, the Company has received guaranteed minimum annual payments on account of usage. According to the October 2023 interview of Mastercard Executive Vice President and Founder of the Community Pass from the article titled “Mastercard’s Community Pass founder says digital ID platform improving lives, digital inclusion,” published by Biometric Update. Mastercard’s Community Pass program currently serves approximately 3.5 million users and is targeting 30 million users by 2027. Based on information provided to us by Mastercard, we anticipate user-based revenue will start in 2024 and grow year-on-year thereafter.
In 2022, the Company expanded its key customer base to include a relationship with FIS, which was focused on implementing our Orchestration Layer and underlying technologies in FIS’ Global KYC product offering.
The Orchestration Layer is a low-code platform designed to be a one-stop shop for Trust Stamp services and provides easy integration to our products, which are chargeable on a per-user basis. The Orchestration Layer utilizes the Company’s next-generation identity package, offering rapid deployment across devices and platforms, with custom workflows that seamlessly orchestrate trust across the identity lifecycle for a consistent user experience in processes for onboarding and KYC/AML, multi-factor authentication, account recovery, fraud prevention, compliance, and more. The Orchestration Layer facilitates no-code and low-code implementations of the Company’s technology, making adoption and updating faster and more cost-effective for a broader range of potential customers.
In the third quarter of 2022, the Company acquired its first 2 new customers on the Orchestration Layer through its partnership with FIS, and in the fourth quarter of 2022, 4 additional FIS customers onboarded. As of June 30, 2024, a total of 54 financial institutions with over $345 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or are currently implementing the Orchestration Layer to 62. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $343 thousand of revenue for the Company to date including $110 thousand during the six months ended June 30, 2024. Although each institution onboarded via FIS pays a small onboarding fee, given the typical time a financial institution takes to test, implement, and roll out any new technology, the Company does not anticipate significant revenue from the new FIS customers until late 2024.
Reinforced by the product-market fit indicated by the FIS rollout, the Company is building an internal direct sales force to offer the Orchestration Layer to non-FIS institutions. This expansion into direct sales is a work in progress, and the Company is dynamically adapting its approach based on progress toward acceptable success metrics.
In Management's opinion, while the unanticipated loss of any one of our current customers, including our channel partnership with FIS, could adversely affect the Company’s financial position, it would not prevent us from continuing our operations.
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
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net loss before taxes	(2,598,361)	(2,170,368)	(5,276,930)	(4,717,818)
Add: Other expense	(369)	(2,726)	6,704	3,144
Less: Other income	(41,739)	(4,723)	(234,852)	(48,665)
Less: Gain on sale of mobile hardware	—	(212,882)	—	(212,882)
Add: Interest expense, net	16,773	9,793	35,322	19,994
Add: Stock-based compensation	307,125	97,737	605,011	157,311
Add: Change in fair value of warrant liability	2,408	6,955	4,868	5,615
Add: Impairment loss of assets	1,112	16,819	1,112	16,819
Add: Non-cash expenses for in-kind services	—	—	—	18,547
Add: Depreciation and amortization	181,195	187,272	365,996	406,454
Adjusted EBITDA loss (non-GAAP)	$(2,131,118)	$(2,072,123)	$(4,492,769)	$(4,351,481)
Adjusted EBITDA loss (non-GAAP) for the three months ended June 30, 2024, increased by 2.85%, to $2.13 million from $2.07 million for the three months ended June 30, 2023. The overall increase in Adjusted EBITDA loss (non-GAAP) was driven primarily by the increase in Selling, general, and administrative expenses for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. See “Results of Operations” below for further discussion on the drivers behind the increase in Adjusted EBITDA loss (non-GAAP) during the three months ended June 30, 2024.
Adjusted EBITDA loss (non-GAAP) for the six months ended June 30, 2024, increased by 3.25%, to $4.49 million from $4.35 million for the six months ended June 30, 2023. The overall increase in Adjusted EBITDA loss (non-GAAP) was driven primarily by the increase in Selling, general, and administrative expenses for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. See “Results of Operations” below for further discussion on the drivers behind the increase in Adjusted EBITDA loss (non-GAAP) during the six months ended June 30, 2024.

Results of Operations
The following table summarizes our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net revenue	$500,395	$460,804	$1,074,071	$919,438
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	247,435	203,928	542,033	420,887
Research and development	564,736	574,397	1,016,578	1,206,766
Selling, general, and administrative	2,132,395	1,877,616	4,624,088	3,847,173
Depreciation and amortization	181,195	187,272	365,996	406,454
Total Operating Expenses	3,125,761	2,843,213	6,548,695	5,881,280
Operating Loss	(2,625,366)	(2,382,409)	(5,474,624)	(4,961,842)
Non-Operating Income (Expense):
Interest expense, net	(16,773)	(9,793)	(35,322)	(19,994)
Change in fair value of warrant liability	2,408	6,955	4,868	5,615
Other income	41,739	217,605	234,852	261,547
Other expense	(369)	(2,726)	(6,704)	(3,144)
Total Other Income (Expense), Net	27,005	212,041	197,694	244,024
Net Loss before Taxes	(2,598,361)	(2,170,368)	(5,276,930)	(4,717,818)
Income tax expense	—	—	—	—
Net loss before non-controlling interest	(2,598,361)	(2,170,368)	(5,276,930)	(4,717,818)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,598,361)	$(2,170,368)	$(5,276,930)	$(4,717,818)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.21)	$(0.32)	$(0.47)	$(0.80)
Weighted-average shares used to compute basic and diluted net loss per share	12,227,476	6,757,320	11,169,735	5,897,089

Comparison of the Three Months Ended June 30, 2024 and 2023
Net revenue

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$500,395	$460,804	$39,591	8.59%
During the three months ended June 30, 2024, Net revenue increased to $500 thousand, or an 8.59% increase from the Net revenue of $461 thousand for the three months ended June 30, 2023. During the three months ended June 30, 2024, the $500 thousand in Net revenue consisted of $331 thousand from an S&P 500 bank, $84 thousand from Mastercard, and various other customers for the remaining $85 thousand. The majority of the increase in net revenue during the three months ended June 30, 2024 compared to the prior period is the result of an S&P 500 bank adopting the Orchestration Layer, which increased gross revenues earned during the three months ended June 30, 2024 by $189 thousand.
During the three months ended June 30, 2024, the Company generated $317 thousand total revenue from customers using the Orchestration Layer. This includes implementing the Orchestration Layer platform for 6 new enterprise customers through FIS on the Software-as-a-Service (SaaS) platform during the three months ended June 30, 2024. In comparison, during the three months ended June 30, 2023, the Company generated $112 thousand total revenue from Orchestration

Layer customers. Since its launch in the third quarter of 2022, there have been 62 enterprise customers on the Orchestration Layer platform, including 54 financial institutions, as of June 30, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 20.47% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 83.15%. Finally, the Company S&P 500 bank customer complete its transition to an augmented version of the SaaS platform during the three months ended June 30, 2024.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Cost of services	$247,435	$203,928	$43,507	21.33%
Cost of services (“COS”) increased by $44 thousand or 21.33% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase during this period was primarily driven by costs of $40 thousand for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the third quarter of 2023, thus, there were no expenses for this solution during the three months ended June 30, 2023.
Research and development

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$564,736	$574,397	$(9,661)	(1.68)%
Research and development (“R&D”) expenses decreased by $10 thousand, or 1.68% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in R&D expense during the three months ended June 30, 2024 was primarily driven by the decrease in outsourced software development as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 97.19% when comparing the three months ended June 30, 2024 to the three months ended June 30, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$2,132,395	$1,877,616	$254,779	13.57%
Selling, general, and administrative expense (“SG&A”) increased by $255 thousand, or 13.57%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in SG&A expense was driven by a $468 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended June 30, 2024. Headcount increased by 3.75%, from 80 full-time employees ("FTE") as of June 30, 2023, compared to 83 FTE as of June 30, 2024 due to reinforcing our sales resources and bringing in-house technical positions that were previously outsourced. Included in the $468 thousand was an increase of $216 thousand during the three months ended June 30, 2024 due to the timing of stock-based compensation awards.
The increases in SG&A were offset by notable reductions in SG&A for the three months ended June 30, 2024 including a total reduction of $302 thousand in professional fees, marketing, office rent, and other operating costs.

In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.
Depreciation and amortization

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Depreciation and amortization	$181,195	$187,272	$(6,077)	(3.25)%
Depreciation and amortization (“D&A”) decreased by $6 thousand, or 3.25% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The primary driver for the decrease in D&A is due to fully depreciating the Pixelpin (a company we acquired in March 2021) intangible asset during the three months ended March 31, 2024. There was $0 of Pixelpin amortization expense during the three months ended June 30, 2024 compared to $6 thousand during the three months ended June 30, 2023.
Operating loss

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Operating loss	$(2,625,366)	$(2,382,409)	$(242,957)	10.20%
The Company’s Operating loss increased by $243 thousand or 10.20% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in Operating loss was mostly related to the increase of $283 thousand or 9.94% rise in operating expenses as a result of bolstering our sales resources and bringing in-house technical positions that outpaced Net revenue growth.
Interest expense, net

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(16,773)	$(9,793)	$(6,980)	71.28%
Interest expense, net increased by $7 thousand, or 71.28% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.The increase in interest expense is primarily due to an increase of $5 thousand as a result of the Malta loan interest rate increasing from 4.5% for the three months ended June 30, 2023 to 6.5% for the three months ended June 30, 2024. Interest earned decreased by $105 to $50 for the three months ended June 30, 2024 from $155 for the three months ended June 30, 2023.
Change in fair value of warrant liability

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$2,408	$6,955	$(4,547)	(65.38)%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended June 30, 2024 of $2 thousand compared to a gain of $7 thousand during the three months ended June 30, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Other income	$41,739	$217,605	$(175,866)	(80.82)%

Other income decreased by $176 thousand for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $213 thousand gain on the sale of certain mobile hardware assets that occurred during the three months ended June 30, 2023, which was a one-time event and did not recur during the three months ended June 30, 2024. Likewise, during the three months ended June 30, 2024 Trust Stamp received $41 thousand from the University of Malta for a grant program, "Fusion; Technology Development Programme", aiming to provide state financing in the form of grants for research, development and innovation in science and technology. The Company received 50% of the applicable grant in May 2024. The Company expects to receive and recognize the remaining funds once the project is completed.
Other expense

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Other expense	$(369)	$(2,726)	$2,357	(86.46)%
Other expense decreased by $2 thousand for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The Company incurred $0 and $3 thousand in unrealized loss on foreign currency translation expense for the three months ended June 30, 2024 and three months ended June 30, 2023, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc. Likewise, the Company incurred a $369 loss for fixed asset disposal for the three months ended June 30, 2024.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net revenue

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$1,074,071	$919,438	$154,633	16.82%
During the six months ended June 30, 2024, Net revenue increased by $155 thousand, or a 16.82% increase from the Net revenue of $919 thousand for the six months ended June 30, 2023. During the six months ended June 30, 2024, the $1.07 million in Net revenue consisted of $658 thousand from an S&P 500 bank, $238 thousand from Mastercard, and various other customers for the remaining $178 thousand. The majority of the increase in net revenue during the six months ended June 30, 2024 compared to the prior period is the result of an S&P 500 bank adopting the Orchestration Layer, which increased gross revenue by $405 thousand during the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company generated $614 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 14 new enterprise customers added during the six months ended June 30, 2024 through FIS on the Software-as-a-Service (SaaS) platform. In comparison, during the six months ended June 30, 2023, the Company generated $219 thousand total revenue from Orchestration Layer customers. Since its launch in the third quarter of 2022, there have been 62 enterprise customers on the Orchestration Layer platform, including 54 financial institutions, as of June 30, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 23.16% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 83.30%. Finally, the Company's S&P 500 bank customer completed its transition to an augmented version of the SaaS platform during the six months ended June 30, 2024.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.

Cost of services

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Cost of services	$542,033	$420,887	$121,146	28.78%
Cost of services (“COS”) increased by $121 thousand or 28.78% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase during this period was primarily driven by costs of $100 thousand for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the third quarter of 2023, thus, there were no expenses for this solution during the six months ended June 30, 2023.
In addition, the Company saw an increase in service requests during the six months ended June 30, 2024 resulting in an increase of $22 thousand when compared to the six months ended June 30, 2023. Apart from an increase in service requests, more development hours were charged directly to cost of sales for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.This increase was mainly due to a specific request made, by one of our main customers, for our development team to work on a specific project during the six months ended June 30, 2024.
Research and development

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$1,016,578	$1,206,766	$(190,188)	(15.76)%
Research and development (“R&D”) expenses decreased by $190 thousand, or 15.76% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in R&D expense during the six months ended June 30, 2024 was primarily driven by the decrease in outsourced software development as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 79.34% when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$4,624,088	$3,847,173	$776,915	20.19%
Selling, general, and administrative expense (“SG&A”) increased by $777 thousand, or 20.19%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in SG&A expense was driven by a $1.07 million increase in salaries, stock-based compensation, payroll costs, and sales commissions during the six months ended June 30, 2024. Headcount increased by 3.75%, from 80 FTE for the six months ended June 30, 2023, compared to 83 FTE for the six months ended June 30, 2024 due to reinforcing our sales resources and bringing in-house technical positions that were previously outsourced. Included in the $1.07 million increase is an increase of $466 thousand in SG&A during the six months ended June 30, 2024 due to the timing of stock-based compensation awards. In addition, the Company had an increase in dues and subscriptions, due to continued business development and growth, of $84 thousand during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. Furthermore, there was a $109 thousand increase in SG&A when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023 resulting from the reversal of out-of-period costs incurred during the six months ended June 30, 2023 associated with carrying mobile hardware assets, reversed due to the cancellation of the related mobile hardware subscription.
The increases in SG&A were offset by notable reductions in SG&A for the six months ended June 30, 2024 including a total reduction of $540 thousand in professional fees, management consulting and training, and office rent as direct result of the Company's recent non-personnel cost cutting initiative.

In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.
Depreciation and amortization

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Depreciation and amortization	$365,996	$406,454	$(40,458)	(9.95)%
Depreciation and amortization (“D&A”) decreased by $40 thousand, or 9.95% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The primary driver for the decrease in D&A relates to the Company selling mobile hardware in April 2023. As a result of the sale, there is $0 expense for mobile hardware depreciation during the six months ended June 30, 2024 and $30 thousand of expense for mobile hardware depreciation during the six months ended June 30, 2023.
Operating loss

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Operating loss	$(5,474,624)	$(4,961,842)	$(512,782)	10.33%
The Company’s Operating loss increased by $513 thousand or 10.33% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in Operating loss was mostly related to the increase of $667 thousand or 11.35% rise in operating expenses as a result of bolstering our sales resources and bringing in-house technical positions which led to increases in our SG&A expenses that outpaced Net revenue growth.
Interest expense, net

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(35,322)	$(19,994)	$(15,328)	76.66%
Interest expense, net increased by $15 thousand, or 76.66% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.The increase in interest expense is primarily due to an increase of $9 thousand as a result of the Malta loan interest rate increasing from 4.5% for the six months ended June 30, 2023 to 6.5% for the six months ended June 30, 2024. Additionally, the Company recorded $4 thousand in interest expense during the six months ended June 30, 2024 for interest accrued on Malta's tax obligations. Interest earned decreased by $148 to $167 for the six months ended June 30, 2024 from $315 for the six months ended June 30, 2023.
Change in fair value of warrant liability

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$4,868	$5,615	$(747)	(13.30)%
The Company recognized a gain in Change in fair value of warrant liability during the six months ended June 30, 2024 of $5 thousand compared to a gain of $6 thousand during the six months ended June 30, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.

Other income

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Other income	$229,102	$261,547	$(32,445)	(12.41)%
Other income decreased by $32 thousand for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease is primarily due to a $213 thousand gain on the sale of certain mobile hardware assets during the six months ended June 30, 2023, which was a one-time event and did not recur during the six months ended June 30, 2024. This decrease was offset by a $187 thousand gain from a settlement of a mobile hardware bill that was outstanding as of June 30, 2023, which we negotiated for a lower payment, and paid during the six months ended June 30, 2024.
Other expense

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Other expense	$(6,704)	$(3,144)	$(3,560)	113.23%
Other expense decreased by $4 thousand for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The Company incurred $6 thousand in unrealized loss on foreign currency translation expense for the six months ended June 30, 2024, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.
Liquidity and Capital Resources
As of June 30, 2024, the Company had approximately $660 thousand cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the six months ended June 30, 2024 of $5.28 million, Net operating cash outflows of $3.76 million for the same period, and an accumulated deficit of $56.13 million as of June 30, 2024. The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations.
Subsequent Investment and Pro Forma Balance Sheet
On July 13, 2024, T Stamp Inc. entered into a Securities Purchase Agreement (the “SPA”) with a certain investor (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 4,597,701 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.435 per share, which was equal to the closing price of the Company’s Class A Common Stock on the Nasdaq Stock Market on July 11, 2024. The total purchase price for the shares was agreed to be paid pursuant to three promissory notes issued by the Purchaser to the Company comprised of (i) a $500,000 promissory note payable on July 31, 2024, which was paid on July 25, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement as contemplated by the Registration Rights Agreement. The Company filed a resale registration statement on Form S-3 for this purpose on July 18, 2024 (File No.: 333-280884), which is currently under review by the Commission. As of the date of this Quarterly Report on Form 10-Q, the resale registration statement is not yet effective. None of the promissory notes accrue interest, and each may be repaid before their respective due dates.
On July 13, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company issued 4,597,701 shares of Class A Common Stock to the Purchaser at $0.435 in exchange for the three promissory notes described above, totaling $2,000,000 in combined principal. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA. Additionally, as part of the Closing of the SPA, the Purchaser executed a Voting Limitation Agreement.

The following table sets forth our consolidated cash and cash equivalents and capitalization as of June 30, 2024 on an actual basis and as adjusted basis to reflect (i) cash received on July 25, 2024 upon the repayment of the first $500,000 promissory note; and (ii) receivable for the second and third promissory notes totaling $1,500,000.

	June 30, 2024
June 30, 2024
(Pro Forma As Adjusted, Reflecting Cash received on July 25, 2024 from repayment of the first $500,000 promissory note, and receivables for the second and third promissory notes totaling $1,500,000)

ASSETS
Cash and cash equivalents	$659,533	$1,159,533
Accounts receivable (includes unbilled receivables of $4,440 and $143,219 as of June 30, 2024 and December 31, 2023, respectively)	517,380	517,380
Related party receivables	24,921	24,921
Prepaid expenses and other current assets	726,612	726,612
Promissory Note Receivable	—	1,500,000
Total Long-term Assets	3,264,912	3,264,912
Total Assets	5,193,358	7,193,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	3,002,534	3,002,534
Warrant liabilities	251,668	251,668
Non-convertible notes payable, plus accrued interest	953,799	953,799
Long-term operating lease liabilities	73,520	73,520
Total Liabilities	4,281,521	4,281,521

Stockholders’ Equity:
Common stock	113,841	159,818
Additional paid-in capital	56,591,713	58,545,736
Accumulated other comprehensive income	175,059	175,059
Accumulated deficit	(56,130,215)	(56,130,215)
Total T Stamp Inc. Stockholders’ Equity	750,398	2,750,398
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	911,837	2,911,837
Total Liabilities and Stockholders’ Equity	$5,193,358	$7,193,358
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss for the six months ended June 30, 2024 of $5.28 million, Net operating cash outflows of $3.76 million for the same period, and an Accumulated deficit of $56.13 million as of June 30, 2024.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net cash flows from operating activities	$(3,756,928)	$(3,581,369)
Net cash flows from investing activities	$(363,086)	$(17,249)
Net cash flows from financing activities	$1,633,487	$7,415,347
Operating Activities
Net cash flows from operating activities increased by 4.90% from $3.58 million during the six months ended June 30, 2023, compared to $3.76 million during the six months ended June 30, 2024. Of the $5.28 million net loss for the six months ended June 30, 2024, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $3.76 million cash used for operating activities for the six months ended June 30, 2024.
Those adjustments included the add back of $605 thousand related to stock-based compensation mainly due to the timing of stock-based compensation awards. There was a $466 thousand increase in stock-based compensation during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 due to the timing of stock-based compensation awards. Additionally, there is an add back of $171 thousand in Deferred revenue mainly comprised of an annual license fee billing of $345 thousand that will be recognized over the current year in alignment with the service period. Cash and noncash add backs also included $366 thousand for non-cash Depreciation and amortization, $169 thousand for cash received on Accounts receivable, $100 thousand for Prepaid expenses, and $239 thousand from the pay down of accruals.
The add backs were offset by reductions in certain cash and noncash adjustments including $162 thousand for the noncash settlement of mobile hardware liabilities.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was $363 thousand, compared to net cash of $17 thousand used in the six months ended June 30, 2023. Cash used in investing activities during the six months ended June 30, 2024 related primarily to continued investments in technologies intended to be capitalized and monetized over time. In addition, the Company continued to prioritize intellectual property, which produced three (3) new pending patent applications and five (5) issued patents with the United States Patent and Trademark Office during the six months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2024, Net cash flows from financing activities was $1.63 million, compared to Net cash flows from financing activities of $7.42 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company raised $1.69 million in net proceeds from a securities purchase agreement with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. See Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report for more details. In addition, there was a $57 thousand in tax withholding payments for net issuances on employee equity compensation issued during the six months ended June 30, 2024.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. There have been no material changes in the critical accounting estimates policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on our evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2024, the Company made the following sales of securities in transactions not registered under the Securities Act.

–On April 3, 2024, the Company sold to a certain institutional investor 499,990 shares of Class A Common Stock and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company (the “Warrant A”) for a total purchase price of $1,936,000. Also, as additional consideration for the purchase, the Company issued the investor a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock (“Warrant C”), (Warrant A, Warrant B and Warrant C shall collectively be referred to herein as the “Warrants”). The shares of Class A Common Stock and Warrants were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company used the proceeds for general working capital.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Item 1.01 Entry into a Material Definitive Agreement.
License Agreement - Boumarang
On August 6, 2024, the Company entered into a License Agreement (the “Agreement”) with Boumarang Inc. (“Boumarang”), a developer, manufacturer, and seller of hydrogen-powered UAV and USV drones.
Pursuant to the Agreement, the Company agreed to grant a non-exclusive license to Boumarang to exploit certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5,000,000 in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share (the “Prepaid Warrant”).
The Prepaid Warrant may be exercised in whole or in part at any time prior to the tenth annual anniversary of the issuance date of the Prepaid Warrant. No additional exercise price must be paid by the Company to exercise any portion of the Prepaid Warrant. The Prepaid Warrant also provides that the Company will receive any dividends declared by Boumarang that it would have been entitled to had the Prepaid Warrant been fully exercised, even if the Prepaid Warrant has not been exercised as of such time the distribution is made. Boumarang agreed to reserve a number a sufficient number of shares at all times to allow the Company to fully exercise the Prepaid Warrant. The Prepaid Warrant has certain anti-dilution protections, whereby the number of shares issuable upon the exercise of the Prepaid Warrant will proportionately adjust in the case of a stock-split or stock dividend of Boumarang’s common stock.

The Company has no additional obligation to perform any service or return any portion of the license fee, notwithstanding any failure by Boumarang to develop any products exploiting the patents. Boumarang agreed to indemnify, defend, and hold harmless the Company and its affiliates from any liability or expense arising from product liability claims or any claims related to Boumarang’s use of the Company’s patent rights under the Agreement. This includes claims made by employees, subcontractors, sublicensees, agents of the Boumarang, and the general public. The Agreement also stipulates that the Boumarang will make best efforts to include the Company and its affiliates as additional insured parties on any applicable product liability insurance policies. Further, Boumarang is required to mark all products in accordance with applicable patent marking laws. The Agreement restricts the use of the name of the Company in advertising or product sales without prior written approval.
The effective date of the agreement was August 6, 2024, and on same date, Boumarang issued the Company the Prepaid Warrant.
The foregoing descriptions of the Agreement and Prepaid Warrant are not complete, and are qualified by reference to the copies of the Agreement and Prepaid Warrant filed as Exhibit 10.29 and 4.17 to this Quarterly Report on Form 10-Q, and are incorporated by reference herein.

Item 2.01 Completion of Acquisition or Disposition of Assets.
The applicable information set forth under Item 1.01 above with respect to the acquisition of the Company of the Prepaid Warrant is incorporated by reference herein.

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

4.2	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.6	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.7	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.8	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.9	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

4.10	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

4.11	Warrant A issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

4.12	Warrant B issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

4.13	Warrant C issued to the investor dated April 1, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on April 4, 2024).
4.14	Form of Promissory Note due and payable on July 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.15	Form of Promissory Note due and payable on August 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).
4.16
Form of Promissory Note due and payable within three days of an effective resale registration statement ($1,000,000) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.17*	Prepaid Warrant issued by Boumarang Inc. to the Company
10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.23	Securities Purchase Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.24	Registration Rights Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.25	Placement Agent Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 4, 2024)
10.26	Securities Purchase Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.27	Registration Rights Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).
10.28	Voting Limitation Agreement Registration dated July 13, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).
10.29*	License Agreement between the Company and Boumarang Inc. dated July August 6, 2024
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: August 13, 2024

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: August 13, 2024

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: August 13, 2024

/s/ William McClintock
William McClintock, Director
Date: August 13, 2024

/s/ Charles Potts
Charles Potts, Director
Date: August 13, 2024

/s/ Joshua Allen
Joshua Allen, Director
Date: August 13, 2024

/s/ Kristin Stafford
Kristin Stafford, Director
Date: August 13, 2024

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: August 13, 2024