Form 10-Q
period 2024-09-30
T Stamp Inc
filed 2024-11-15
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2024, there were 23,145,179 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$598,031	$3,140,747
Accounts receivable, net (includes unbilled receivables of $4,463 and $143,219 as of September 30, 2024 and December 31, 2023, respectively)	375,732	686,327
Related party receivables	23,781	44,087
Prepaid expenses and other current assets	1,213,924	826,781
Total Current Assets	2,211,468	4,697,942
Capitalized internal-use software, net	1,532,357	1,472,374
Goodwill	1,248,664	1,248,664
Intangible assets, net	193,304	223,690
Property and equipment, net	39,825	56,436
Operating lease right-of-use assets	198,634	164,740
Investment	5,100,000	—
Other assets	35,375	29,468
Total Assets	$10,559,627	$7,893,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,107,276	$1,232,118
Related party payables	48,235	82,101
Accrued expenses	1,670,260	1,143,890
Deferred revenue	95,750	10,800
Income tax payable	—	1,975
Loans payable	645,536	—
Short-term operating lease liabilities	95,367	81,236
Short-term financial liabilities	—	162,130
Total Current Liabilities	3,662,424	2,714,250

Warrant liabilities	250,694	256,536
Notes payable, including accrued interest of $45,383 and $40,317, as of September 30, 2024 and December 31, 2023, respectively	1,007,213	953,877
Long-term operating lease liabilities	70,555	53,771
Total Liabilities	4,990,886	3,978,434

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 18,819,750 and 9,198,089 shares issued, and 18,819,750 and 9,143,355 outstanding at September 30, 2024 and December 31, 2023, respectively	188,198	91,434
Treasury stock, at cost: 0 and 54,734 shares held as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	60,579,359	54,375,622
Accumulated other comprehensive income	86,436	139,670
Accumulated deficit	(55,446,691)	(50,853,285)
Total T Stamp Inc. Stockholders’ Equity	5,407,302	3,753,441
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	5,568,741	3,914,880
Total Liabilities and Stockholders’ Equity	$10,559,627	$7,893,314
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$511,081	$3,065,804	$1,585,153	$3,985,242
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	254,892	239,313	796,925	660,199
Research and development	569,506	605,196	1,586,085	1,811,962
Selling, general, and administrative	2,181,907	2,053,524	6,805,995	5,900,715
Depreciation and amortization	181,472	189,655	547,467	596,109
Total Operating Expenses	3,187,777	3,087,688	9,736,472	8,968,985
Operating Loss	(2,676,696)	(21,884)	(8,151,319)	(4,983,743)
Non-Operating Income (Expense):
Interest expense, net	(114,320)	(9,759)	(149,644)	(29,753)
Change in fair value of warrant liability	974	(2,142)	5,842	3,473
Other income	5,000,563	—	5,235,417	261,217
Other expense	(1,526,997)	(1,377)	(1,533,702)	(4,174)
Total Other Income (Expense), Net	3,360,220	(13,278)	3,557,913	230,763
Net Income (Loss)	683,524	(35,162)	(4,593,406)	(4,752,980)
Deemed dividend	(1,939,439)	—	(1,939,439)	—
Net loss before non-controlling interest	(1,255,915)	(35,162)	(6,532,845)	(4,752,980)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(1,255,915)	$(35,162)	$(6,532,845)	$(4,752,980)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.07)	$—	$(0.49)	$(0.71)
Weighted-average shares used to compute basic and diluted net loss per share	17,717,247	8,155,617	13,368,169	6,658,205

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net loss including non-controlling interest	$(1,255,915)	$(35,162)	$(6,532,845)	$(4,752,980)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(88,623)	18,204	(53,234)	(30,842)
Total Other Comprehensive Income (Loss)	(88,623)	18,204	(53,234)	(30,842)
Comprehensive loss	(1,344,538)	(16,958)	(6,586,079)	(4,783,822)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(1,344,538)	$(16,958)	$(6,586,079)	$(4,783,822)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	7,972,244	$79,722	47,067,377	16,821	$—	$188,206	$(44,017,544)	$161,439	$3,479,200
Exercise of warrants to common stock	270,000	2,700	618,300	—	—	—	—	—	621,000
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	2,248	23	(1,876)	(2,248)	—	—	—	—	(1,853)
Stock-based compensation	—	—	148,040	—	—	—	—	—	148,040
Currency translation adjustment	—	—	—	—	—	18,204	—	—	18,204
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(35,162)	—	(35,162)
Balance, September 30, 2023	8,244,492	$82,445	$47,831,841	14,573	$—	$206,410	$(44,052,706)	$161,439	$4,229,429

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	11,384,139	$113,841	$56,591,713	—	$—	$175,059	$(56,130,215)	$161,439	$911,837
Exercise of prefunded warrants to common stock	957,910	9,580	(9,580)	—	—	—	—	—	—
Exercise of warrants to common stock, including inducement	1,880,000	18,800	3,458,987	—	—	—	—	—	3,477,787
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	(483,560)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	4,597,701	45,977	2,609,645	—	—	—	—	—	2,655,622
Stock-based compensation	—	—	351,593	—	—	—	—	—	351,593
Currency translation adjustment	—	—	—	—	—	(88,623)	—	—	(88,623)
Net income attributable to T Stamp Inc.	—	—	—	—	—	—	683,524	—	683,524
Balance, September 30, 2024	18,819,750	$188,198	$60,579,359	—	$—	$86,436	$(55,446,691)	$161,439	$5,568,741

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	4,854,302	$48,543	$39,496,183	56,513	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	1,823,250	18,233	604,321	—	—	—	—	—	—	622,554
Exercise of options to common stock	1,740	17	1,983	—	—	—	—	—	—	2,000
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,312,468	13,124	7,451,188	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	247,973	2,480	(27,136)	(41,940)	—	—	—	—	—	(24,656)
Reverse stock split rounding	4,759	48	(48)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	305,350	—	—	—	—	—	—	305,350
Currency translation adjustment	—	—	—	—	—	—	(30,842)	—	—	(30,842)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(4,752,980)	—	(4,752,980)
Balance, September 30, 2023	8,244,492	$82,445	$47,831,841	14,573	$—	$—	$206,410	$(44,052,706)	$161,439	$4,229,429

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024	9,143,355	$91,434	$54,375,622	54,734	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of prefunded warrants to common stock	2,382,010	23,821	(23,821)	—	—	—	—	—	—
Exercise of warrants to common stock, including inducement	1,880,000	18,800	3,458,987	—	—	—	—	—	3,477,787
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	(483,560)
Issuance of common stock in relation to vested restricted stock units and grants	316,694	3,166	(60,158)	(54,734)	—	—	—	—	(56,992)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	5,097,691	50,977	4,295,125	—	—	—	—	—	4,346,102
Stock-based compensation	—	—	956,603	—	—	—	—	—	956,603
Currency translation adjustment	—	—	—	—	—	(53,234)	—	—	(53,234)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(4,593,406)	—	(4,593,406)
Balance, September 30, 2024	18,819,750	$188,198	$60,579,359	—	$—	$86,436	$(55,446,691)	$161,439	$5,568,741
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss attributable to T Stamp Inc.	$(4,593,406)	$(4,752,980)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	547,467	596,109
Stock-based compensation	956,603	305,350
Change in fair value of warrant liability	(5,842)	(3,473)
Repayment of shareholder loan through in-kind services	—	18,547
Impairment of capitalized internal-use software	23,595	16,819
Gain on sale of property and equipment	—	(216,189)
Non-cash interest	133,146	28,958
Non-cash lease expense	109,700	151,001
Non-cash write off of mobile hardware	(162,130)	(15,775)
Loss on retirement of equipment	3,751	17,589
Loss on inducement agreements	360,307	—
Loss on termination of warrant agreement	1,166,440	—
Non-cash investment gain	(5,000,000)	—
Changes in assets and liabilities:
Accounts receivable	310,595	467,129
Related party receivables	20,306	396
Prepaid expenses and other current assets	(387,143)	40,220
Other assets	(5,907)	(20,442)
Accounts payable	(124,842)	(258,376)
Accrued expense	526,370	(238,431)
Related party payables	(33,866)	(145,274)
Deferred revenue	84,950	(1,724,202)
Income tax payable	(1,975)	(5,616)
Operating lease liabilities	(111,277)	(145,483)
Net cash flows from operating activities	(6,183,158)	(5,884,123)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	377,360
Investment	(100,000)	—
Capitalized internally developed software costs	(502,206)	(478,338)
Patent application costs	(71,883)	(78,169)
Purchases of property and equipment	(12,617)	(538)
Net cash flows from investing activities	(686,706)	(179,685)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	3,985,795	7,464,312
Payment to terminate common stock warrant agreement	(1,650,000)	—
Forfeited common stock shares to satisfy taxes	(56,992)	(24,656)
Proceeds from exercise of warrants to common stock	1,538,348	622,554
Proceeds from exercise of options to common stock	—	2,000
Proceeds from loans	845,000	—
Principal payments on loans	(287,228)	—
Principal payments on financial liabilities	—	(29,715)
Net cash flows from financing activities	$4,374,923	$8,034,495
Effect of foreign currency translation on cash	(47,775)	(42,678)
Net change in cash and cash equivalents	(2,542,716)	1,928,009
Cash and cash equivalents, beginning of period	3,140,747	1,254,494
Cash and cash equivalents, end of period	$598,031	$3,182,503

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,356	$580

Supplemental disclosure of non-cash activities:
Adjustment to investing activities for warrants issued to the Company in lieu of cash	$5,000,000	$—
Adjustment to operating lease right-of-use assets related to renewed leases	$143,594	$82,185
Adjustment to operating lease operating lease liabilities related to renewed leases	$142,192	$83,298
Adjustment to operating lease right-of-use assets related to terminated leases	$—	$82,095
Adjustment to operating lease liabilities related to terminated leases	$—	$77,648
Prepaid rent expense reclassified upon termination of leases	$—	$5,335

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business, Summary of Significant Accounting Policies, and Going Concern
Description of Business — T Stamp Inc. was incorporated in the State of Delaware on April 11, 2016. T Stamp Inc. and its subsidiaries (“Trust Stamp,” “we,” “us,” “our,” or the “Company”) develop and market artificial intelligence-powered or enabled software solutions for enterprise and government partners and peer-to-peer markets.
Trust Stamp primarily develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning artificial intelligence, including computer vision, cryptography, and data mining, to process and protect data and deliver insightful outputs that identify and defend against fraud, protect sensitive user information, facilitate automated processes, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge computing, neural networks, and large language models to process and protect data faster and more effectively than historically possible to deliver results at a disruptively low cost for usage across multiple industries.

Our team has substantial expertise in the creation and development of AI-enabled software products. We license our technology and expertise in numerous fields, with an increasing emphasis on addressing diverse markets through established partners who will integrate our technology into field-specific applications.
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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the nine months ended September 30, 2024 of $4.59 million, net operating cash outflows of $6.18 million for the same period, working capital of negative $1.45 million and an accumulated deficit of $55.45 million as of September 30, 2024.
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
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Trust Stamp Malta Limited (“Trust Stamp Malta”), AIID Payments Limited, Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Trust Stamp Denmark ApS, Quantum Foundation, TSI GovTech Corporation, Global Server Management Inc., Cheltenham AI LTD, and Trust Stamp Nigeria Limited. All significant intercompany transactions and accounts have been eliminated.
The Company has completed the process of administratively dissolving AIID Payments Limited and the dissolution was effective October 29, 2024.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2019, management created a new entity, TSIH. Furthermore, on April 25, 2019, the Company issued 320,513 shares of Class A Common Stock to TSIH, for the purpose of providing a pool of shares of Class A Common Stock of the Company that the Company’s Board of Directors (the “Board”) could use for employee stock awards and were recorded initially as Treasury stock. Since establishing TSIH, 264,000 shares were transferred to various employees as a stock award that were earned and outstanding. On February 15, 2023, Trust Stamp issued 206,033 shares of Class A Common Stock to TSIH to be used to satisfy vested employee stock awards. As of September 30, 2024, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units.
The Company considers this entity to be a variable interest entity (“VIE”) because it is thinly capitalized and holds no cash. Because the Company does not own shares in TSIH, management believes that this gives the Company a variable interest. Further, management of the Company also acts as management of TSIH and is the decision-maker as management grants shares held by TSIH to employees of the Company. As this VIE's primary purpose is to hold shares in the Company from time to time and holds no other liabilities or assets, the Company is the primary beneficiary of TSIH and will consolidate the VIE.
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of September 30, 2024 the Company had $30,342 of deposits in excess of insured limits, meanwhile as at December 31, 2023, the Company had $2,620,765 in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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
Three customers represented 86.87% or 65.12%, 17.12%, and 4.63% of the balance of total Accounts receivable as of September 30, 2024 and three customers represented 91.11% or 53.55%, 30.43%, and 7.13% of the balance of total Accounts receivable as of December 31, 2023. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of September 30, 2024 and December 31, 2023, the Company had not experienced any significant losses on its Accounts receivable.
During the three months ended September 30, 2024, the Company sold to primarily three customers which made up approximately 93.24% of total Net revenue, and consisted of 66.34%, 17.60%, and 9.30% from an S&P 500 Bank, Mastercard, and Triton, respectively.
Additionally, during the three months ended September 30, 2023, the Company sold to primarily three customers which made up approximately 95.85% of total Net revenue, and consisted of 81.87%, 7.91%, and 6.07% from IGS, Mastercard, and an S&P 500 Bank, respectively.
During the nine months ended September 30, 2024, the Company sold to primarily three customers which made up approximately 94.68% of total Net revenue, and consisted of 63.66%, 21.07%, and 9.95% from an S&P 500 Bank, Mastercard, and Triton, respectively.
Additionally, during the nine months ended September 30, 2023, the Company sold to primarily three customers which made up approximately 90.53% of total Net revenue, and consisted of 62.98%, 14.95%, and 12.60% from IGS, an S&P 500 Bank, and Mastercard, respectively.
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
As of September 30, 2024, the Company determined that $24 thousand of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software was expensed to Research and development during the nine months ended September 30, 2024. As of December 31, 2023, the Company determined that $19 thousand of Capitalized internal-use software and $12 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of September 30, 2024 and December 31, 2023.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of September 30, 2024 and December 31, 2023, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Professional services (over time)	$424,831	$2,990,804	$1,326,403	$3,760,242
License fees (over time)	86,250	75,000	258,750	225,000
Total Revenue	$511,081	$3,065,804	$1,585,153	$3,985,242
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. The Company is currently evaluating the impacts of the new standard but does not expect a material impact to its unaudited condensed consolidated financial statements or related disclosures.

2. Borrowings
Promissory Notes Payable

	September 30, 2024	December 31, 2023
Malta loan receipt 3 – June 3, 2022	$511,262	$507,035
Malta loan receipt 2 – August 10, 2021	315,673	313,063
Malta loan receipt 1 – February 9, 2021	64,807	64,271
Interest added to principal	70,088	29,191
Total principal outstanding	961,830	913,560
Plus: accrued interest	45,383	40,317
Total promissory notes payable	$1,007,213	$953,877
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of September 30, 2024, the balance received was $892 thousand which includes changes in foreign currency rates. The liability was paid in full on November 15, 2024.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate increased from 4.5% for the nine months ended September 30, 2023 to 6.5% for the nine months ended September 30, 2024 due to the increased interest rate noted by the ECB. The liability was paid in full on November 15, 2024.
Subordinated Business Loans

	September 30, 2024	December 31, 2023
Agile loan agreement 1 - July 9, 2024	$315,000	$—
Agile loan agreement 2 - August 29,2024	530,000	—
Interest added to loan agreement 1 - July 9, 2024	54,450	—
Interest added to loan agreement 2 - August 29, 2024	33,314
Total principal and interest outstanding	932,764	—
Less: loan repayments	287,228	—
Total promissory notes payable	$645,536	$—
On July 9, 2024, the Company entered into a subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $454 thousand with the principal amount of $315 thousand and interest of $139 thousand. Commencing July 18, 2024, the Company is required to make weekly payments of $16 thousand until the due date, January 23, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $15 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 9, 2024, in the principal amount of $315 thousand which note is secured by all of the Borrower’s assets, including receivables.
On August 29, 2024, the Company entered into another subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $763 thousand with the principal amount of $530 thousand and interest of $233 thousand. Commencing September 6, 2024, the Company is required to make weekly payments of $27 thousand until the due date, March 14, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $27 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated August 29, 2024, in the principal amount of $530 thousand which note is secured by all of the Borrower’s assets, including receivables.
3. Warrants
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2023 to September 30, 2024:

Warrants ($)
Balance as of January 1, 2023	$261,569
Additional warrants issued	—
Change in fair value	(5,033)
Balance as of December 31, 2023	$256,536
Additional warrants issued	—
Change in fair value	(5,842)
Balance as of September 30, 2024	$250,694
As of September 30, 2024, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of September 30, 2024.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of September 30, 2024, the warrant liability is recorded at $1 thousand which is a $6 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $7 thousand as of December 31, 2023.
The following assumptions were used to calculate the fair value of the warrant liability during the nine months ended September 30, 2024:

Fair Value of Warrants	$0.11 — $0.64
Exercise price	$0.26 — $0.49
Risk free interest rate	3.51%— 4.50%
Expected dividend yield	—%
Expected volatility	79.19% — 79.59%
Expected term	1 year - 3 years

Equity Classified Warrants

Warrant Issuance Date	Strike Price	September 30, 2024	December 31, 2023
November 9, 2016	$3.12	80,128	80,128
January 23, 2020	$8.00	186,442	186,442
January 23, 2020	$8.00	524,599	524,599
April 18, 2023	$1.34	—	775,330
June 5, 2023	$0.32	—	1,279,700
December 21, 2023	$0.32	2,893,030	3,600,000
April 3, 2024	$0.97	—	—
April 3, 2024	$1.06	—	—
September 3, 2024	$0.32	1,432,399	—
September 3, 2024	$0.32	2,864,798	—
September 3, 2024	$0.32	9,546,060	—
September 10, 2024	$0.23	3,763,950	—
Total warrants outstanding		21,291,406	6,446,199
November 9, 2016
The Company has issued a customer a warrant to purchase 80,128 shares of Class A Common Stock with an exercise price of $3.12 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
January 23, 2020
In January 2020, the Company issued REach®, a related party, a warrant to purchase 186,442 shares of the Company’s Class A Common Stock at a strike price of $8.00 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with a value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expire on December 20, 2024.
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
On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 407,512 shares of Class A Common Stock at an exercise price of $8.00 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3,260,000 to the Company for the warrant exercise.
The warrants to purchase the remaining 524,599 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2024.
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
All warrants related to this investment have been exercised and are no longer outstanding as of September 30, 2024.
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
On September 3, 2024, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 1,173,030 shares of Class A Common Stock of the Company was reduced to $0.3223. All of the 1,173,030 shares were exercised and issued on September 4, 2024.
All warrants related to this investment have been exercised and are no longer outstanding as of September 30, 2024.
December 21, 2023
On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain existing institutional investor, pursuant to which the institutional investor agreed to exercise (the “Exercise”) (i) a portion (106,670) of the warrants issued to the institutional investor on June 5, 2023, which, as of December 21, 2023, were exercisable for 1,279,700 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $2.30 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the institutional investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 120,000 shares of Class A Common Stock, with a current exercise price of $2.30 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the institutional investor on April 18, 2023, which are exercisable for 1,573,330 shares of Class A Common Stock, with a current exercise price of $3.30 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 1,800,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $1.34 per share, which was equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA. As of September 30, 2024, the institutional investor had submitted an Exercise Notice for all 1,800,000 Existing Warrants, in two batches, 918,000 and 882,000, respectively, and the shares of Class A Common Stock were issued to the warrant holders.
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
On September 3, 2024, the Company entered into an Inducement Agreement with an institutional investor. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 3,600,000 shares of Class A Common Stock of the Company was reduced to $0.3223. The 3,600,000 warrants were subsequently exercised resulting in the Company receiving $1,160,280 in cash proceeds.
Due to the beneficial ownership limitation provisions in the Inducement Agreement, 706,970 shares were issued on September 4, 2024.
The warrants to purchase the remaining 2,893,030 shares are held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. These shares were subsequently issued on November 5, 2024.
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
On May 24, 2024, the institutional investor exercised 542,100 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0.

On July 26, 2024 , the institutional investor exercised a further 799,091 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0.
On August 20, 2024, the institutional investor exercised the remaining 158,819 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0. Subsequent to the August 20, 2024 exercise, there were no remaining securities in Warrant A.
On September 3, 2024, the Company entered into a Termination and Release Agreement under which the transaction entered into between the Company and institutional investor that terminated the remaining 2,000,000 stock purchase warrants in Warrant B and 1,600,000 stock purchase warrants in Warrant C. In consideration of the termination of the Transaction Documents, the Company made a $1,650,000 payment to the institutional investor.
All warrants related to this investment have been exercised or terminated and are no longer outstanding as of September 30, 2024.
September 3, 2024
On September 3, 2024, the Company entered into a securities purchase agreement with a single institutional investor to purchase 1,432,399 shares of Class A Common Stock, par value $0.01 of the Company (or pre-funded warrants in lieu thereof) in a registered direct offering priced at-the-market under Nasdaq rules. The shares were purchased at $0.3213 resulting in proceeds of $460,230.
In a concurrent private placement, the Company also agreed to issue and sell unregistered warrants to purchase up to an aggregate of 2,864,798 shares of Class A Common Stock, par value $0.01 of the Company. The exercise price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant is $0.3223. The private placement warrants will be exercisable upon receipt of shareholder approval and will expire five years from the initial exercise date and will have an exercise price of $0.3223 per share. As of the date of this Quarterly Report on Form 10-Q, the Company has not received shareholder approval but will hold a vote on November 18, 2024.
The warrants to purchase the remaining 1,432,399 shares of the Company’s Class A Common Stock are held in abeyance as of September 30, 2024 and 2,864,798 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2024. On November 6, 2024, the 1,432,399 shares were issued upon the exercise of the warrants for $0.0010 per share resulting in $1,432 in proceeds.
September 3, 2024
On September 3, 2024, the Company also entered into a warrant inducement agreement with a single institutional investor to exercise 1,173,030 outstanding warrants that the Company issued on June 5, 2023 (as amended on December 20, 2023) and 3,600,000 outstanding warrants that the Company issued on December 20, 2023. These warrant exercises are discussed under the June 5, 2023 and December 20, 2023 sections above. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered warrants to purchase an aggregate of 9,546,060 shares of the Company's common stock. These warrants will have an exercise price of $0.3223 per share, will be exercisable upon receipt of shareholder approval and will expire five years from the initial exercise date. As of the date of this Quarterly Report on Form 10-Q, the Company has not received shareholder approval but will hold a vote on November 18, 2024.
In accordance with the Inducement Agreement we recognized a deemed dividend of $1.94 million calculated as the fair value of the warrants and reduction in exercise price of the warrants as described above immediately following the Inducement Agreement. The fair values were determined using the Black Sholes Model. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the statements of operations.
The warrants to purchase the remaining 9,546,000 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2024.
September 10, 2024
On September 10, 2024, T Stamp Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement the (“SPA”) with a certain institutional investor. The investor and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 4,597,701 shares of Class A

Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of the date of this report, all promissory notes have been repaid.
Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to issue shares certain warrants to purchase 3,763,950 shares of Class A Common Stock, with an exercise price equal to $0.2273, subject to adjustment in certain circumstances.
The warrants to purchase the remaining 3,763,950 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2024.
4. Investment
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
The investment in Boumarang was recorded in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investment on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the Prepaid Warrants would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of September 30, 2024, the Company determined that there was no impairment for the investment.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.

5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid operating expenses	$253,973	$216,875
Rent deposit	27,458	28,400
Value added tax receivable	48,177	116,095
Tax credit receivable (short-term)	25,045	102,151
Miscellaneous receivable	859,271	363,260
Prepaid expenses and other current assets	$1,213,924	$826,781
Capitalized internal-use software, net
Capitalized internal-use software, net as of as of September 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	September 30, 2024	December 31, 2023
Internally developed software	5 Years	$4,363,338	$3,901,801
Less: Accumulated depreciation		(2,830,981)	(2,429,427)
Capitalized internal-use software, net		$1,532,357	$1,472,374
Amortization expense is recognized on a straight-line basis and during the three months ended September 30, 2024 and 2023 totaled $141 thousand and $140 thousand, respectively. Amortization expense during the nine months ended September 30, 2024 and 2023 totaled $419 thousand, respectively.
As of September 30, 2024, the Company determined that $24 thousand of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software was expensed to Research and development during the nine months ended September 30, 2024.
Property and equipment, net
Property and equipment, net as of as of September 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	September 30, 2024	December 31, 2023
Computer equipment	3-4 Years	$154,181	$152,014
Furniture and fixtures	10 Years	34,675	28,052
Property and equipment, gross		188,856	180,066
Less: Accumulated depreciation		(149,031)	(123,630)
Property and equipment, net		$39,825	$56,436
Depreciation expense is recognized on a straight-line basis and during the three months ended September 30, 2024 and 2023 totaled $8 thousand and $10 thousand, respectively. Depreciation expense during the nine months ended September 30, 2024 and 2023 totaled $27 thousand and $62 thousand, respectively.

Accrued expenses
Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Compensation payable	$672,587	$377,403
Commission liability	19,885	26,863
Accrued employee taxes	890,411	624,525
Other accrued liabilities	87,377	115,099
Accrued expenses	$1,670,260	$1,143,890
6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the nine months ended September 30, 2024.
Intangible assets, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives	September 30, 2024	December 31, 2023
Patent application costs	3 Years	$555,918	$484,035
Trade name and trademarks	3 Years	71,033	70,446
Intangible assets, gross		626,951	554,481
Less: Accumulated amortization		(433,647)	(330,791)
Intangible assets, net		$193,304	$223,690
The Company added 6 new issued patents during the nine months ended September 30, 2024. The patents issued during the nine months ended September 30, 2024 increased our total number of patents to 23 and include:
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

•On September 3, 2024 the Company received Notice of Issuance by the US Patent of Trademark Office of Patent No. 17/719,975 entitled, “Personal Identifiable Information Encoder." This technology provides the means to maintain the essential utility of PII without storing highly sensitive data. Anyone processing or storing PII should embrace this technology to fulfill their data protection obligations and mitigate damage and losses in the event of a data breach.”
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended September 30, 2024 and 2023 totaled $32 thousand and $40 thousand, respectively. Intangible asset amortization expense during the nine months ended September 30, 2024 and 2023 totaled $102 thousand and $115 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2024	$31,949
2025	99,005
2026	52,529
2027	9,821
Total future amortization	$193,304
7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(1,255,915)	$(35,162)	$(6,532,845)	$(4,752,980)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	17,717,247	8,155,617	13,368,169	6,658,205

Net loss per share attributable to common stockholders	$(0.07)	$—	$(0.49)	$(0.71)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of September 30,
	2024	2023
Options, RSUs, and grants	1,596,479	791,410
Warrants	26,979,642	4,528,193
Total	28,576,121	5,319,603
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
Stock Options

The following table summarizes stock option activity for the three and nine months ended September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	387,109	$6.40	1.45	$—
Options granted	11,890	2.28
Options exercised	(1,230)	3.25
Options canceled and forfeited	(4,186)	5.73
Balance as of December 31, 2023	393,583	6.27	1.95	—
Options granted	3,825	1.57
Options exercised	—	—
Options canceled and forfeited	(1,425)	4.21
Balance as of March 31, 2024	395,983	6.24	1.72	—
Options granted	4,375	1.37
Options exercised	—	—
Options canceled and forfeited	(510)	3.92
Balance as of June 30, 2024	399,848	6.19	1.49	—
Options granted	6,550	0.92
Options exercised	—	—
Options canceled and forfeited	(1,530)	3.92
Options vested and exercisable as of September 30, 2024	404,868	$6.11	1.27	—

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	393,583	$6.27	1.95	$—
Options granted	14,750	1.22
Options exercised	—	—
Options canceled and forfeited	(3,465)	4.02
Balance as of September 30, 2024	404,868	6.11	1.27	—
Options vested and exercisable as of September 30, 2024	404,868	$6.11	1.27	$—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $0.29 and $1.25 per share, respectively. The total grant-date fair value of options that vested during the nine months ended September 30, 2024 and 2023 was $4 thousand and $10 thousand, respectively.

The following assumptions were used to calculate the fair value of options granted during the nine months ended September 30, 2024:

Fair value of Class A Common Stock	$0.06 — 0.72
Exercise price	$0.80 — 1.64
Risk free interest rate	3.51 — 4.71%
Expected dividend yield	0.00%
Expected volatility	77.54 — 79.80%
Expected term	3 Years
As of September 30, 2024, the Company had 404,868 stock options outstanding of which all are fully vested options.
Stock Grants
As of September 30, 2024, the Company has 100,188 common stock grants outstanding of which 82,111 were vested but not issued and 18,077 were not yet vested. All granted and outstanding common stock grants will fully vest by September 30, 2025. The Company had unrecognized stock-based compensation related to common stock grants of $6 thousand as of September 30, 2024.
RSU
As of September 30, 2024, the Company had 1,091,423 RSUs outstanding of which 51,412 were vested but not issued and 1,040,011 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2025. The Company had unrecognized stock-based compensation related to RSUs of $343 thousand as of September 30, 2024.
During the nine months ended September 30, 2024 the Company issued 54,734 of Class A Common Stock to employees that were designated for employee stock awards and were previously recorded as treasury stock.
A summary of outstanding RSU activity as of September 30, 2024 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2023	292,564
Granted	410,516
Vested (issued)	(159,776)
Forfeited	(97,202)
Balance as of December 31, 2023	446,102
Granted	1,040,011
Vested (issued)	(318,812)
Forfeited	(75,878)
Balance as of September 30, 2024	1,091,423

Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of services	$3,144	$11,169	$3,406	$11,825
Research and development	23,878	48,336	38,087	79,956
Selling, general, and administrative	324,571	88,535	915,110	213,569
Total stock-based compensation expense	$351,593	$148,040	$956,603	$305,350
9. Related Party Transactions
Related party payables of $48 thousand and $82 thousand as of September 30, 2024 and December 31, 2023, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the three months ended September 30, 2024 and 2023, totaled approximately $1 thousand and $164 thousand, respectively. Total costs incurred in relation to 10Clouds for the nine months ended September 30, 2024 and 2023, totaled approximately $112 thousand and $699 thousand, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of September 30, 2024 and December 31, 2023, the Vital4Data, Inc. commission due was $0.
10. Malta Grant
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company incurred $0 in expenses that are reimbursable under the grant. As of September 30, 2024, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the nine months ended September 30, 2024 and 2023, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of September 30, 2024, no amounts provided under this grant were received.
11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, Rwanda, and Japan to support its dispersed workforce. As of September 30, 2024, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	September 30, 2024
Weighted average remaining lease term	1.88 years
Weighted average discount rate	5.0%
During the nine months ended September 30, 2024, the Company did terminate one operating lease for office space located in the United States. The lease was terminated upon the conclusion of the agreed upon lease term, therefore, there were no termination fees, Right-of-use assets derecognized, Lease liabilities derecognized, or losses recognized.
Balance sheet information related to leases as of as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets
Operating lease right-of-use assets	$198,634	$164,740

Operating lease liabilities
Short-term operating lease liabilities	$95,367	$81,236
Long-term operating lease liabilities	70,555	53,771
Total operating lease liabilities	$165,922	$135,007
Future maturities of ASC 842 lease liabilities as of September 30, 2024 are as follows:

Years Ending December 31,	Principal Payments	Imputed Interest Payments	Total Payments
2024	$36,976	$1,921	$38,897
2025	88,889	3,696	92,585
2026	22,735	1,170	23,905
2027	8,831	626	9,457
2028	8,491	178	8,669
Total future maturities	$165,922	$7,591	$173,513

Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense – fixed payments	$39,368	$40,060	$117,221	$169,496
Short term lease expense	10,710	10,846	34,929	48,399
Total lease expense	$50,078	$50,906	$152,150	$217,895
Supplemental cash flows information related to leases was as follow:

	For the nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(111,277)	$(145,483)
During the nine months ended September 30, 2024, the Company did not incur variable lease expense.
Financial Liability Obligation — The Company’s financial liability totaled $0 and $162 thousand as of September 30, 2024 and December 31, 2023, respectively, for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability was resolved with a settlement and no further payment is due as of September 30, 2024.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
12. Subsequent Events
Securities Purchase Agreement — On October 27, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the SPA, the Company agreed to sell, and DQI agreed to purchase from, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, 1,363,636.36 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.22 per share, subject to adjustment in certain circumstances.
On October 28, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company received a cash payment of $300,000. The 1,363,636.36 shares of Class A Common Stock are held abeyance as of the date of this Quarterly Report on Form 10-Q. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA.
Secured Promissory Note — On November 13, 2024, the Company received a loan pursuant a secured promissory note in the principal amount of $3.00 million. The note accrues interest at a rate of 14% per annum, computed as simple interest on the basis of a year of 365 days. Principal and any accrued but unpaid interest under this note shall be due and payable by the Company upon demand of the noteholder at any time after January 12, 2025. The note is secured by all of the Company's assets, including its receivables.

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
Overview
Trust Stamp primarily develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning artificial intelligence, including computer vision, cryptography, and data mining, to process and protect data and deliver insightful outputs that identify and defend against fraud, protect sensitive user information, facilitate automated processes, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge computing, neural networks, and large language models to process and protect data faster and more effectively than historically possible to deliver results at a disruptively low cost for usage across multiple industries.
Our team has substantial expertise in the creation and development of AI-enabled software products. We license our technology and expertise in numerous fields, with an increasing emphasis on addressing diverse markets through established partners who will integrate our technology into field-specific applications.

Over the last 6-months, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded use and acceptance of AI technologies. This process has included:

1) Reducing the size of the non-production-focused executive and consulting teams to reduce overhead for the 2025 calendar year.

2) Releasing sales staff that did not meet their targets.
3) Negotiating the sale of certain assets that have resulted in continuous operating losses to raise operating capital and eliminate the cash flow deficits associated with the assets. This will allow a sharpened focus on and investment in products with the best promise for profitable revenue generation. The negotiations are very advanced, and an announcement will be made when appropriate.
3) Negotiating a services contract to offset the cost of the technical team members while maintaining significant R&D and product development capabilities.

4) Refocusing go-to-market strategies on joint ventures with proven industry partners with access to target markets
Recent Developments
Securities Purchase Agreement and Registration Rights Agreement with DQI Holdings, Inc.
On October 27, 2024, the Company entered into a Securities Purchase Agreement the (“SPA”) with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the SPA, the Company agreed to sell, and DQI agreed to purchase from, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, 1,363,636.36 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.22 per share, subject to adjustment in certain circumstances. On October 28, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company awarded 1,363,636.36 shares of Class A Common Stock to DQI (the “Shares”) in exchange for a cash payment of $300,000. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA.

The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the full text of the SPA, a copy of which is filed as Exhibit 10.32 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Pursuant to the SPA, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with DQI on October 27, 2024, pursuant to which the Company must file a registration statement on Form S-3 (or, if the Company is ineligible to use a Form S-3, another appropriate form) with the Securities and Exchange Commission (the “SEC”) to register for resale by DQI of the Shares, with such registration statement becoming effective 5 days after the date the stockholders of the Company ratify, by vote, the approval of that certain Securities Purchase Agreement dated July 13, 2024 between our Company and DQI and all transactions contemplated thereunder, including, but not limited to, the sale of 4,597,701 shares of our Class A Common Stock to DQI.

Once the registration statement is filed, the Company must obtain SEC effectiveness of the registration statement within 45 days of the filing date – however, in the event of a “full review” by the SEC of the registration statement, the Company will have 75 days to obtain SEC effectiveness of the registration statement.

The foregoing summary of the Registration Rights Agreement is not complete, and is qualified by reference to a copy of the Registration Rights Agreement included as Exhibit 10.33 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Election of New Board Member

On November 2, 2024, the Board of Directors of the Company elected Andrew Scott Francis, the current Chief Technology Officer of the Company, to the Board of Directors, effective immediately, to fill a vacancy on the Board of Directors left from the resignation of Joshua Allen from the Company's Board of Directors on September 26, 2024. Andrew Scott Francis will be a member of the “Class III” directors of the Company.
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
Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	683,524	(35,162)	(4,593,406)	(4,752,980)
Add: Other expense	1,526,997	1,377	1,533,702	4,174
Less: Other income	(5,000,563)	—	(5,235,417)	(48,335)
Less: Gain on sale of mobile hardware	—	—	—	(212,882)
Add: Interest expense, net	114,320	9,759	149,644	29,753
Add: Stock-based compensation	351,593	148,040	956,603	305,350
Add: Change in fair value of warrant liability	974	2,142	(5,842)	(3,473)
Add: Impairment loss of assets	—	—	—	16,819
Add: Non-cash expenses for in-kind services	—	—	—	18,547
Add: Depreciation and amortization	181,472	189,655	547,467	596,109
Adjusted EBITDA income (loss) (non-GAAP)	$(2,141,683)	$315,811	$(6,647,249)	$(4,046,918)
Adjusted EBITDA income (loss) (non-GAAP) for the three months ended September 30, 2024, decreased to a $2.14 million loss from a $316 thousand gain for the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company signed a license agreement with Boumarang valued at $5.00 million and accounted for under other income. This figure was deducted from the Net income to arrive at the Adjusted EBITDA loss (non-GAAP), which is the primary driver for the significant change in Adjusted EBITDA income (loss) (non-GAAP) for the three months ended September 30, 2024 compared to the prior period. The $5.00 million was partially offset by other expense including a $1.17 million loss related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 3, 2024 and a loss of $360 thousand related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 10, 2024. Additionally, during the three months ended September 30, 2023, the Company recognized non-refundable license revenue advances from Interactive Global Solutions (“IGS”) for the provision of software of $2.51 million. This was a one-time occurrence which significantly improved our net revenues during the three months ended September 30, 2023 - and because there was no similar transaction during the three months ended September 30, 2024, was a contributor to the significant change in Adjusted EBITDA income (loss) (non-GAAP) for the three months ended September 30, 2024. See “Results of Operations” below for further discussion on the drivers behind the increase in Adjusted EBITDA income (loss) (non-GAAP) during the three months ended September 30, 2024.
Adjusted EBITDA income (loss) (non-GAAP) for the nine months ended September 30, 2024, increased by 64.25%, to a $6.65 million loss from a $4.05 million loss for the nine months ended September 30, 2023. The overall increase in Adjusted EBITDA income (loss) (non-GAAP) was driven primarily by the license agreement with Boumarang valued at $5.00 million and accounted for under other income. This figure got deducted from the Net loss before taxes to arrive at the adjusted EBITDA loss. The $5.00 million was partially offset by other expense including a $1.17 million loss related to the difference in the cash paid the warrants and the FMV of the warrants issued on September 3, 2024 and a loss of $360 thousand related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 10, 2024. Additionally, the decrease of $2.40 million or 60.22% in Net revenue as a result of recognizing the IGS non-refundable license revenue advances for the provision of software of $2.51 million during the nine months ended September 30, 2023 also is a factor in increase in Adjusted EBITDA loss during the nine months ended September 30, 2024 compared to the prior period, as there was no similar one-time transaction that occurred during the nine months ended September 30, 2024 that significantly increased net revenues. See “Results of Operations” below for further discussion on the drivers behind the increase in Adjusted EBITDA loss (non-GAAP) during the nine months ended September 30, 2024.
Results of Operations
The following table summarizes our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$511,081	$3,065,804	$1,585,153	$3,985,242
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	254,892	239,313	796,925	660,199
Research and development	569,506	605,196	1,586,085	1,811,962
Selling, general, and administrative	2,181,907	2,053,524	6,805,995	5,900,715
Depreciation and amortization	181,472	189,655	547,467	596,109
Total Operating Expenses	3,187,777	3,087,688	9,736,472	8,968,985
Operating Loss	(2,676,696)	(21,884)	(8,151,319)	(4,983,743)
Non-Operating Income (Expense):
Interest expense, net	(114,320)	(9,759)	(149,644)	(29,753)
Change in fair value of warrant liability	974	(2,142)	5,842	3,473
Other income	5,000,563	—	5,235,417	261,217
Other expense	(1,526,997)	(1,377)	(1,533,702)	(4,174)
Total Other Income (Expense), Net	3,360,220	(13,278)	3,557,913	230,763
Net Income (Loss)	683,524	(35,162)	(4,593,406)	(4,752,980)
Deemed dividend	(1,939,439)	—	(1,939,439)	—
Net loss before non-controlling interest	(1,255,915)	(35,162)	(6,532,845)	(4,752,980)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(1,255,915)	$(35,162)	$(6,532,845)	$(4,752,980)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.07)	$—	$(0.49)	$(0.71)
Weighted-average shares used to compute basic and diluted net loss per share	17,717,247	8,155,617	13,368,169	6,658,205

Comparison of the Three Months Ended September 30, 2024 and 2023
Net revenue

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$511,081	$3,065,804	$(2,554,723)	(83.33)%

During the three months ended September 30, 2024, Net revenue decreased to $511 thousand, or an 83.33% decrease from the Net revenue of $3.07 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, the $511 thousand in Net revenue consisted of $339 thousand from an S&P 500 bank, $90 thousand from Mastercard, and various other customers for the remaining $82 thousand. The majority of the decrease in net revenue compared to the three months ended September 30, 2023 relates to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract") which caused the Company to recognize non-refundable license revenue advances from IGS under the IGS Contract for the provision of software of $2.51 million. This was a one-time occurrence which significantly improved our net revenues during the three months ended September 30, 2023 and therefore is the primary reason for the stark decrease in net revenues of the Company during the three months ended September 30, 2024.
During the three months ended September 30, 2024, the Company generated $314 thousand total revenue from customers using the Orchestration Layer. This includes implementing the Orchestration Layer platform for 6 new enterprise customers through FIS on the Software-as-a-Service (SaaS) platform during the three months ended September 30, 2024. In comparison, during the three months ended September 30, 2023, the Company generated $139 thousand total revenue from Orchestration Layer customers. Since its launch in the third quarter of 2022, there have been 73 enterprise customers on the Orchestration Layer platform, including 60 financial institutions, as of September 30, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 0.51% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 79.64%. Finally, the Company S&P 500 bank customer completed its transition to an augmented version of the SaaS platform during the three months ended September 30, 2024.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Cost of services	$254,892	$239,313	$15,579	6.51%
Cost of services (“COS”) increased by $16 thousand or 6.51% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase during this period was primarily driven by costs of $91 thousand for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the fourth quarter of 2023, thus, there were no expenses for this solution during the three months ended September 30, 2023. This increase was partially offset by a decrease of $79 thousand in internal development cost of sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Research and development

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$569,506	$605,196	$(35,690)	(5.90)%
Research and development (“R&D”) expenses decreased by $36 thousand, or 5.90% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in R&D expense during the three months ended September 30, 2024 was primarily driven by the decrease in outsourced software development with 10Clouds as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 99.21% when comparing the three months ended September 30, 2024 to the three months ended September 30, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.

Selling, general, and administrative

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$2,181,907	$2,053,524	$128,383	6.25%
Selling, general, and administrative expense (“SG&A”) increased by $128 thousand, or 6.25%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in SG&A expense was driven by a $270 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended September 30, 2024. Included in the $270 thousand was an increase of $236 thousand during the three months ended September 30, 2024 due to the timing of stock-based compensation awards. In addition, the Company incurred a $145 thousand increase in IT services costs during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is due to an AWS billing for usage not applied to a contract or used by the R&D team during the three months ended September 30, 2024.
The increases in SG&A were offset by net variance reductions in SG&A for the three months ended September 30, 2024 including a total reduction of $305 thousand in professional fees, marketing, travel costs, dues and subscription, office rent, and taxes.
In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.
Depreciation and amortization

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Depreciation and amortization	$181,472	$189,655	$(8,183)	(4.31)%
Depreciation and amortization (“D&A”) decreased by $8 thousand, or 4.31% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The primary driver for the decrease in D&A is due to fully depreciating the Pixelpin (a company we acquired in March 2021) intangible asset during the three months ended September 30, 2024. There was $0 of Pixelpin amortization expense during the three months ended September 30, 2024 compared to $6 thousand during the three months ended September 30, 2023.
Operating loss

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Operating loss	$(2,676,696)	$(21,884)	$(2,654,812)	12131.29%
The Company’s Operating loss increased by $2.65 million or 12131.29% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in Operating loss was mainly related to a decrease in net revenue. This decrease related to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract") which resulted in $2.51 million in Net revenue during the three months ended September 30, 2023 and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract.
Interest expense, net

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(114,320)	$(9,759)	$(104,561)	1071.43%
Interest expense, net increased by $105 thousand, or 1071.43% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in interest expense is primarily due to $88 thousand of interest expense incurred with respect to interest due to two subordinated business loans and security agreements that the Company entered into during the three months ended September 30, 2024. The Company also recorded $8 thousand in interest expense during the three months ended September 30, 2024 for interest accrued on Malta's tax obligations. Separately, the Company also had an increase of $5 thousand as a result of the Malta loan interest rate increasing from 4.5% for the three months ended September 30, 2023 to 6.5% for the three months ended September 30, 2024.
Change in fair value of warrant liability

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$974	$(2,142)	$3,116	(145.47)%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended September 30, 2024 of $1 thousand compared to a loss of $2 thousand during the three months ended September 30, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Other income	$5,000,563	$—	$5,000,563	100.00%
Other income increased by $5.00 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to the Company agreeing to grant a non-exclusive license to Boumarang to exploit certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5.00 million in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share.

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Other expense	$(1,526,997)	$(1,377)	$(1,525,620)	110793.03%
Other expense increased by $1.53 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The Company incurred $1.17 million during the three months ended September 30, 2024 due to the Company entering into a Termination and Release Agreement under which the transaction entered into between the Company and institutional investor that terminated the remaining 2,000,000 stock purchase warrants in Warrant B and 1,600,000 stock purchase warrants in Warrant C. In consideration of the termination of the Transaction Documents, the Company made a $1,650,000 payment to the institutional investor. In addition, the Company recorded a $360 thousand inducement expense during the three months ended September 30, 2024 as a result of the Company entering into a securities purchase agreement on September 10, 2024 as an inducement to an a previously executed securities purchase agreement dated July 13, 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Net revenue

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$1,585,153	$3,985,242	$(2,400,089)	(60.22)%
During the nine months ended September 30, 2024, Net revenue decreased by $2.40 million, or a 60.22% decrease from the Net revenue of $3.99 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the $1.59 million in Net revenue consisted of $991 thousand from an S&P 500 bank, $324 thousand from Mastercard, and various other customers for the remaining $269 thousand. The majority of the decrease in net revenue during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract"), which caused Company to recognize non-refundable license revenue advances from IGS under the IGS Contract for the provision of software of $2.51 million. This was a one-time occurrence which significantly improved our net revenues during the nine months ended September 30, 2023, and therefore is the primary reason for the stark decrease in net revenues of the Company during the nine months ended September 30, 2024.
On the other hand, during the nine months ended September 30, 2024, the Company generated $922 thousand total revenue from customers using the Orchestration Layer including implementing the Orchestration Layer platform for 20 new enterprise customers added during the nine months ended September 30, 2024 through FIS on the Software-as-a-Service (SaaS) platform. In comparison, during the nine months ended September 30, 2023, the Company generated $346 thousand total revenue from Orchestration Layer customers. Since its launch in the third quarter of 2022, there have been 73 enterprise customers on the Orchestration Layer platform, including 60 financial institutions, as of September 30, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 15.32% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 82.32%. Finally, the Company's S&P 500 bank customer completed its transition to an augmented version of the SaaS platform during the nine months ended September 30, 2024.
The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Cost of services

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Cost of services	$796,925	$660,199	$136,726	20.71%
Cost of services (“COS”) increased by $137 thousand or 20.71% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase during this period was primarily driven by costs of $194 thousand for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the fourth quarter of 2023, thus, there were no expenses for this solution during the nine months ended September 30, 2023. Furthermore, an AWS Advanced Consulting Partner was not present during the nine months ended September 30, 2023 and this incurred an expense of $28 thousand during the three months ended September 30, 2024.
On the other hand, the Company saw a slight decrease in service requests during the nine months ended September 30, 2024 resulting in an decrease of $62 thousand when compared to the nine months ended September 30, 2023. Apart from a decrease in service requests, less development hours were charged directly to cost of sales for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
Research and development

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$1,586,085	$1,811,962	$(225,877)	(12.47)%
Research and development (“R&D”) expenses decreased by $226 thousand, or 12.47% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in R&D expense during the nine months ended September 30, 2024 was primarily driven by the decrease in outsourced software development as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 83.99% when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.

Selling, general, and administrative

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$6,805,995	$5,900,715	$905,280	15.34%
Selling, general, and administrative expense (“SG&A”) increased by $905 thousand, or 15.34%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in SG&A expense was driven by a $1.30 million increase in salaries, stock-based compensation, payroll costs, and sales commissions during the nine months ended September 30, 2024. Included in the $1.30 million increase in salaries, stock-based compensation, payroll costs, and sales commissions is an increase of $702 thousand in SG&A during the nine months ended September 30, 2024 due to the timing of stock-based compensation awards.
The Company also incurred a $141 thousand increase in IT services during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is due to an AWS billing for usage not applied to a contract or used by the R&D team during the nine months ended September 30, 2024. Furthermore, there was a $109 thousand increase in SG&A when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023 resulting from the reversal of out-of-period costs incurred during the nine months ended September 30, 2023 associated with carrying mobile hardware assets, reversed due to the cancellation of the related mobile hardware subscription. In addition, the Company had an increase in dues and subscriptions, due to continued business development and growth, of $70 thousand during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. Other notable increases in SG&A for the nine months ended September 30, 2024 included a total increase of $93 thousand in travel costs and accounting and audit fees.
The increases in SG&A were partially offset by notable reductions in SG&A for the nine months ended September 30, 2024 including a total reduction of $810 thousand in professional fees, management consulting and training, and office rent as direct result of the Company's recent non-personnel cost cutting initiative.
In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.
Depreciation and amortization

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Depreciation and amortization	$547,467	$596,109	$(48,642)	(8.16)%
Depreciation and amortization (“D&A”) decreased by $49 thousand, or 8.16% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The primary driver for the decrease in D&A relates to the Company selling mobile hardware in April 2023. As a result of the sale, there is no expense for mobile hardware depreciation during the nine months ended September 30, 2024 and $30 thousand of expense for mobile hardware depreciation during the nine months ended September 30, 2023. Additionally, there was a decrease in D&A during the nine months ended September 30, 2024 due to fully depreciating the Pixelpin (a company we acquired in March 2021) intangible asset during the nine months ended September 30, 2024. There was amortization expense of $17 thousand during the nine months ended September 30, 2023 compared to $2 thousand during the nine months ended September 30, 2024.
Operating loss

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Operating loss	$(8,151,319)	$(4,983,743)	$(3,167,576)	63.56%
The Company’s Operating loss increased by $3.17 million or 63.56% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in Operating loss was mostly related to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract") which resulted in $2.51 million decrease in Net revenue when comparing the nine months ended September 30, 2024 with the nine months ended September 30, 2023 and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract.
The Company also noted an increase of $767 thousand or 8.56% rise in operating expenses as a result of bolstering our sales resources and bringing in-house technical positions which led to increases in our SG&A expenses that outpaced Net revenue growth.
Interest expense, net

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(149,644)	$(29,753)	$(119,891)	402.95%
Interest expense, net increased by $120 thousand, or 402.95% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in interest expense is primarily due to an increase of $88 thousand as a result of TSI entering into two subordinated business loans and security agreements during the nine months ended September 30, 2024.
Furthermore, interest expense was also increased by a further $15 thousand as a result of the Malta loan interest rate increasing from 4.5% for the nine months ended September 30, 2023 to 6.5% for the nine months ended September 30, 2024. Additionally, the Company recorded $12 thousand in interest expense during the nine months ended September 30, 2024 for interest accrued on Malta's tax obligations. Interest earned decreased by $165 to $305 for the nine months ended September 30, 2024 from $470 for the nine months ended September 30, 2023.
Change in fair value of warrant liability

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$5,842	$3,473	$2,369	68.21%
The Company recognized a gain in Change in fair value of warrant liability during the nine months ended September 30, 2024 of $6 thousand compared to a gain of $3 thousand during the nine months ended September 30, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Other income	$5,235,417	$261,217	$4,974,200	1,904.24%
Other income increased by $4.97 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to the Company agreeing to grant a non-exclusive license to Boumarang to exploit certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5.00 million in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share. In addition, there was an increase of $187 thousand for the gain from a settlement of a mobile hardware bill that was outstanding as of September 30, 2023, which we negotiated for a lower payment, and paid during the nine months ended September 30, 2024.

Other expense

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Other expense	$(1,533,702)	$(4,174)	$(1,529,528)	36644.18%
Other expense increased by $1.53 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The Company incurred $1.17 million in unrealized loss due to the difference in the carrying value of the warrants and the fair market value of the warrants for the nine months ended September 30, 2024. In addition, the Company recorded a $360 thousand inducement expense as a result of the Company entering into a securities purchase agreement on September 10, 2024 as an inducement to an a previously executed securities purchase agreement dated July 13, 2024.
Liquidity and Capital Resources
As of September 30, 2024, the Company had approximately $598 thousand cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the nine months ended September 30, 2024 of $4.59 million, Net operating cash outflows of $6.18 million for the same period, and an accumulated deficit of $55.45 million as of September 30, 2024. The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations.
On November 13, 2024, the Company entered into a secured promissory note, which provides for a term loan to the Company with the principal amount of $3.00 million and interest rate of 14% per annum. Principal and any accrued but unpaid interest under this Note shall be due and payable upon demand of the Holder at any time after January 12, 2025. The note is secured by all of the Borrower’s assets, including receivables.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss for the nine months ended September 30, 2024 of $4.59 million, Net operating cash outflows of $6.18 million for the same period, and an Accumulated deficit of $55.45 million as of September 30, 2024.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Net cash flows from operating activities	$(6,183,158)	$(5,884,123)
Net cash flows from investing activities	$(686,706)	$(179,685)
Net cash flows from financing activities	$4,374,923	$8,034,495

Operating Activities
Net cash flows from operating activities increased by 5.08% from $5.88 million during the nine months ended September 30, 2023, compared to $6.18 million during the nine months ended September 30, 2024. Of the $4.59 million net loss for the nine months ended September 30, 2024, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $6.18 million cash used for operating activities for the nine months ended September 30, 2024.
Those adjustments included the add back of $5.00 million related to non-cash investment gain, $360 thousand from loss on inducement agreements, $1.17 million due to the termination of a common stock warrant agreement, $957 thousand related to stock-based compensation mainly due to the timing of stock-based compensation awards. There was a $651 thousand increase in stock-based compensation during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 due to the timing of stock-based compensation awards. Additionally, there is an add back of $85 thousand in Deferred revenue mainly comprised of a Mastercard annual license fee that will be recognized over the remaining months in the current year in alignment with the service period. Cash and noncash add backs also included $547 thousand for non-cash Depreciation and amortization, and $311 thousand for cash received on Accounts receivable.
The add backs were offset by reductions in certain cash and noncash adjustments including $162 thousand for the noncash settlement of mobile hardware liabilities, $387 thousand for Prepaid expenses, and $368 thousand from the increase in accruals.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $687 thousand, compared to net cash of $180 thousand used in the nine months ended September 30, 2023. Cash used in investing activities during the nine months ended September 30, 2024 related primarily to continued investments in technologies intended to be capitalized and monetized over time. In addition, the Company continued to prioritize intellectual property, which produced seven (7) new pending patent applications and six (6) issued patents with the United States Patent and Trademark Office during the nine months ended September 30, 2024. Furthermore, on August 6, 2024, the Company made an investment in Boumarang, purchasing 100,000 shares of Boumarang's common stock at a price per share of $1.00 for a total investment amount of $100 thousand.
Financing Activities
During the nine months ended September 30, 2024, Net cash flows from financing activities was $4.37 million, compared to Net cash flows from financing activities of $8.03 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company raised $3.99 million in net proceeds from a securities purchase agreement with institutional investors for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. The Company also received $1.54 million from the exercise of warrants to common stock. See Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report for more details. In addition, the Company took out $845 thousand in loans payable and repaid $287 thousand during the nine months ended September 30, 2024. The increase to financing activities were offset by $1.65 million due the termination of a warrant agreement (also discussed in Note 3 to the unaudited condensed consolidated financial statements) and there was a $57 thousand in tax withholding payments for net issuances on employee equity compensation issued during the nine months ended September 30, 2024.
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Due to material weaknesses in internal control over financial reporting described below , management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
Management identified a material weaknesses in internal control related to proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. As a result, management concluded that the Company has not maintained effective internal controls over financial reporting as of September 30, 2024.
Change in Internal Control over Financial Reporting
Except for our the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of, any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a summary of risks our Company may face in relation to litigation against our Company.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2024, the Company made the following sales of securities in transactions not registered under the Securities Act.

–On April 3, 2024, the Company sold to a certain institutional investor 499,990 shares of Class A Common Stock and pre-funded warrants to purchase 1,500,010 shares of Class A Common Stock of the Company (the “Warrant A”) for a total purchase price of $1,936,000. Also, as additional consideration for the purchase, the Company issued the investor a stock purchase warrant for the purchase of 2,000,000 shares of the Company’s Class A Common Stock (“Warrant B”), and a stock purchase warrant for the purchase of 1,600,000 shares of the Company’s Class A Common Stock (“Warrant C”), (Warrant A, Warrant B and Warrant C shall collectively be referred to herein as the “Warrants”). The shares of Class A Common Stock and Warrants were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company used the proceeds for general working capital. On September 3, 2024, the Company entered into a Termination and Release Agreement (the “Termination and Release Agreement”) under which Warrant A, Warrant B, or Warrant C were cancelled.
–On July 13, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with a certain investor (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, to purchase from the Company 4,597,701 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.435 per share, which was equal to the closing price of the Company’s Class A Common Stock on the Nasdaq Stock Market on July 11, 2024. The total purchase price for the shares was agreed to be paid pursuant to three promissory notes issued by the Purchaser to the Company comprised of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement as contemplated by the Registration Rights Agreement (described further below in this Current Report on Form 8-K). None of the promissory notes accrue interest, and each may be repaid before their respective due dates. On July 13, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company issued 4,597,701 shares of Class A Common Stock to the Purchaser at $0.435 in exchange for the three promissory notes described above, totaling $2,000,000 in combined principal.
–On September 3, 2024, the Company entered into a securities purchase agreement (the “SPA”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to the investor, in a private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 2,864,798 shares of Class A Common Stock, at an exercise price of $0.3223 per share of Class A Common Stock. The Private Placement Warrants (and the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In the event that all Private Placement Warrants are exercised for cash, the Company will receive additional gross proceeds of approximately $3,076,676.
–On September 3, 2024, the Company entered into a securities purchase agreement with a single institutional investor to purchase 1,432,399 shares of Class A Common Stock, par value $0.01 of the Company (or pre-funded warrants in lieu thereof) in a registered direct offering priced at-the-market under Nasdaq rules. The shares were purchased at $0.3213 per share resulting in proceeds of $460,230. The exercise price for the pre-funded warrants is .$0.0010 per share.
–On September 10, 2024, the Company entered into a Securities Purchase Agreement the (“SPA”) with DQI Holdings, Inc. (“DQI”). DQI and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 4,597,701 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by DQI to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of the date of this report, both the $500,000 promissory note due July 31, 2024 and the $500,000 promissory note due on August 31, 2024 have been repaid. Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, to issue shares certain warrants (the “Warrants”) to purchase 3,763,950 shares of Class A Common Stock, with an exercise price equal to $0.2273, subject to adjustment in certain circumstances. In exchange, DQI agreed to provide resolution to the issues that prevented delivery of the $500,000 wire for repayment of the promissory note with a maturity date of August 31, 2024; and (ii) agreed to accelerate repayment of the $1,000,000 promissory note to be repaid on or before September 30, 2024. On September 10, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company issued the Warrants to DQI. Additionally, on same date, the Company received proof of delivery of the wire providing for repayment of the promissory note with a maturity date of August 31, 2024. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA.
–On October 27, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the SPA, the Company agreed to sell, and DQI agreed to purchase from, at the closing of the SPA (the “Closing”) and upon the terms and subject to the conditions set forth in the SPA, 1,363,636.36 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $0.22 per share, subject to adjustment in certain circumstances. On October 28, 2024 (the “Closing Date”), the Closing of the SPA occurred, and the Company issued the 1,363,636.36 shares of Class A Common Stock to DQI (the “Shares”) in exchange for a cash payment of $300,000. The Closing of the SPA was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the Closing of the SPA.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 7, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.1	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.2	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Warrant issued by the Company to Reach® Ventures 2017 LP (incorporated by reference to Exhibit 3.14 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.6	Warrant issued by the Company to Second Century Ventures, LLC (incorporated by reference to Exhibit 3.15 to the Company’s Form 1-A filed with the SEC on March 12. 2020).

4.7	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.8	Form of Promissory Note due and payable on July 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.9	Form of Promissory Note due and payable on August 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.10
Form of Promissory Note due and payable within three days of an effective resale registration statement ($1,000,000) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.11	Prepaid Warrant issued by Boumarang Inc. to the Company (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

4.12	Form of New Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.13	Form of Common Stock Purchase Warrant dated September 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.14
Executive Employment Agreement of Andrew Scott Francis, effective as of December 8, 2020 (incorporated by reference to Exhibit 6.13 to the Company’s offering statement on Form 1-A filed with the SEC on November 19, 2021).

10.15
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated April 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.16
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

10.17
Warrant Amendment by and between the Company and a certain institutional investor dated June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

10.18
Form of Warrant Exercise Agreement, dated December 21, 2023 by and between T Stamp Inc. and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

10.19	Securities Purchase Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.20	Registration Rights Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 4, 2024).

10.21	Placement Agent Agreement dated April 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 4, 2024)
10.22	Securities Purchase Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.23	Registration Rights Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.24	Voting Limitation Agreement Registration dated July 13, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.25
License Agreement between the Company and Boumarang Inc. dated July August 6, 2024 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

10.26
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated September 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.27
Form of Warrant Exercise Agreement, dated September 3, 2024, by and between the Company and the institutional investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.28	Form of Termination and Release Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.29	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.30
Form of Securities Purchase Agreement by and between the Company and DQI dated September 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

10.31
Form of Registration Rights Agreement by and between the Company and DQI dated September 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

10.32
Form of Securities Purchase Agreement by and between the Company and a DQI dated October 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).

10.33
Registration Rights Agreement by and between the Company and DQI dated October 27, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).

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
Date: November 15, 2024

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: November 15, 2024

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: November 15, 2024

/s/ William McClintock
William McClintock, Director
Date: November 15, 2024

/s/ Charles Potts
Charles Potts, Director
Date: November 15, 2024

/s/ Kristin Stafford
Kristin Stafford, Director
Date: November 15, 2024

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: November 15, 2024

/s/ Scott Francis
Scott Francis, Director
Date: November 15, 2024