Form 10-Q/A
period 2024-09-30
T Stamp Inc
filed 2024-11-21
CIK 1718939

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
(404) 806-9906
Registrant's telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 20, 2024, there were 23,145,179 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

EXPLANATORY NOTE
T Stamp Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2024 (the “Original Filing”) which was filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2024, to amend and restate Part I, Item 1, “Notes to Condensed Consolidated Financial Statements”, with respect to certain GAAP financial disclosures in Note 2 "Borrowings". Specifically, this Amendment corrects an inadvertent misstatement under in Note 2 "Borrowings" in the Original Filing that indicated that the "Promissory Notes Payable" were repaid in full on November 15, 2024, when in fact, the "Subordinated Business Loans" were repaid in full on November 15, 2024, and the "Promissory Notes Payable" are still outstanding.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends Part II, Item 6. "Exhibits" of the Original Filing to include updated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (“SOX”) as Exhibits 31.1, 31.2 and 32.1.
Other than as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, all other information contained in this Amendment is as of the date of the original filing and does not reflect subsequent information or events beyond the original filing date, November 7, 2024. Accordingly, this Amendment should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.
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
On July 9, 2024, the Company entered into a subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $454 thousand with the principal amount of $315 thousand and interest of $139 thousand. Commencing July 18, 2024, the Company is required to make weekly payments of $16 thousand until the due date, January 23, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $15 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 9, 2024, in the principal amount of $315 thousand which note is secured by all of the Borrower’s assets, including receivables. The liability was paid in full on November 15, 2024.
On August 29, 2024, the Company entered into another subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $763 thousand with the principal amount of $530 thousand and interest of $233 thousand. Commencing September 6, 2024, the Company is required to make weekly payments of $27 thousand until the due date, March 14, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $27 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated August 29, 2024, in the principal amount of $530 thousand which note is secured by all of the Borrower’s assets, including receivables. The liability was paid in full on November 15, 2024.
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

PART II - OTHER INFORMATION
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
Date: November 21, 2024

/s/ Alex Valdes
Alex Valdes, Principal Financial Officer, Principal Accounting Officer
Date: November 21, 2024

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: November 21, 2024

/s/ William McClintock
William McClintock, Director
Date: November 21, 2024

/s/ Charles Potts
Charles Potts, Director
Date: November 21, 2024

/s/ Kristin Stafford
Kristin Stafford, Director
Date: November 21, 2024

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: November 21, 2024

/s/ Andrew Scott Francis
Andrew Scott Francis, Director
Date: November 21, 2024