Form 10-K
period 2024-12-31
T Stamp Inc
filed 2025-03-31
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $4,668,599 (669,506 at a closing price per share of $6.97 on June 30, 2024). As of March 28, 2025, there were 2,487,052 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

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
In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Trust Stamp”, the “Company”, “we”, “us”, and “our” refer to T Stamp Inc., a Delaware corporation.

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
Over the last twelve months, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. This process has included:
• Reducing the size of the non-production-focused executive and consulting teams to reduce overhead.
• Releasing sales staff that did not meet their targets.
•Negotiating a services contract to offset the cost of the technical team members while maintaining significant R&D and product development capabilities.
•Refocusing go-to-market strategies on joint ventures with proven industry partners with access to target markets.
•Expanding our IP portfolio to strengthen our existing position related to presentation attack detection and tokenization and include implementations such as:
i.Embedded ownership verification for cryptographic assets, a technology that we believe to have significant potential with the expansion in the ownership of crypto-assets including potential deregulation (or loosening or clarification of regulation) in the United States together with the global growth of stable coins including Central Government Digital Currencies.
ii.A simple user interaction utility called “Shape Overlay” that augments biometric verification and combats deepfakes and injection attacks by having the user interact in real-time with their captured image.
iii.Stable Key (or “Stable IT2”) which is an innovative technology that generates a “key” directly from the biometric of the user which key has a mathematical correlation to all of the user's passwords, PINS, and other “secrets” for every account and use case meaning that those secrets never need to be stored in their entirety.
iv.A patent for “Interoperable Biometric Representations” that potentially breaks vendor lock-in by allowing users of biometric technologies to compare like-modality templates from different sources.
•Strengthening our international 3rd party cybersecurity and data handling certifications by adding SOC2 certification to our NCSC Cyberessentials Plus certification and obtaining a renewed D-Seal certification (the world’s first certification that includes not just data security but also the ethical and responsible use of data).
•Opening an office in Tokyo (with funding from the City of Tokyo and the Japanese government) to pursue opportunities in the APAC region.
•Retaining an investment bank to explore strategic partnership and M&A opportunities across multiple sectors.

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
•The global market for Microfinance is estimated at $157 Billion in the year 2020 and is projected to reach $342 billion by 2026 according to the 2022 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc. To accelerate our work in this market, the Company has joined the Mastercard Lighthouse MASSIV program designed to empower sustainability and social impact through strategic partnerships aiming to assist participants to scale on a global level.
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
In December 2024 we announced a go-to-market agreement with a leading provider of software solutions to the U.S. Federal Government and we are currently pursuing a revised go-to-market strategy based on the priorities of the administration.
Other Markets
The Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities for our existing and pipeline IP and has entered into go-to-market or licensing agreements, including global data location services, healthcare, IoT, access control, smart home systems, and computer vision for UAV operations. We anticipate licensing our technology in numerous fields, typically through established partners who will integrate our technology into field-specific applications.
Africa
The African Continental Free Trade Area (AfCFTA) is a landmark agreement that binds 54 African nations and an estimated 1.47 billion people into the world’s largest free trade area. AfCFTA has significant economic potential for Africa, as it aims to create a single market for goods and services across 55 countries, representing over 1.3 billion people with a combined GDP of approximately $3.4 trillion. By reducing trade barriers, the agreement could contribute an additional $450 billion to Africa’s GDP by 2035, lifting 30 million people out of extreme poverty and increasing the incomes of 68 million people, according to the World Bank. Over the next decade, Africa’s share of the world population is projected to reach 21%, up from 13% in 2000. More than 50% of young people entering the workforce will be in sub-Saharan Africa. By 2050, the region’s working-age population will still be rising while it is falling virtually everywhere else, and Africa will be home to an estimated 2.5 billion people, or 25% of all humanity.
Globally, 850 million people did not have identity documents in 2023, with 542 million in Africa. Of that 542 million, 95 million are children who have never had their birth recorded, and 120 million are children without a birth certificate. The single initiative of implementing universal tokenized identity in African countries has the potential to significantly boost the implementing countries' economies. According to the United Nations Economic Commission for Africa (UNECA), countries adopting digital ID programs could unlock economic value equivalent to 3% and 13% of their GDP by 2030.
A transition to digital records for births, marriages, deaths, and electronic identity documents represents a transformative opportunity for developing nations and builds a foundation for economic growth. Establishing a robust digital infrastructure for vital records enhances administrative efficiency, fosters inclusive development, strengthens governance, and unlocks economic potential. Yet, developing African countries are often unable or unwilling to fund the initial capital expenditure required to make the transition.
Trust Stamp has participated in financial inclusion projects in Africa for a number of years through Mastercard’s implementation of our technology and we established a regional R&D center in Rwanda in 2021 to focus on ensuring equity in the development and implementation of biometric technology in Africa. In 2023 we started direct outreach to African countries to initiate national-level digital identity programs and we are in serious and extended dialog with two countries as well as a pilot with Africa’s largest provider of mobile telecommunications services. With the assistance of the Mastercard Lighthouse MASSIV program, we intend to build upon this work to maximize the opportunities to meet the critical need for secure identity programs for both governments and NGOs.
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
Human Capital
Given the geographic diversity of its team, and to facilitate cost-effective administration, Trust Stamp secures the services of its permanent team members through a variety of administrative structures that include wholly owned subsidiaries, professional employer organizations, and consulting contracts. As of December 31, 2024, the Company had 7 full-time and 2 part-time team members that work out of the United States, 25 full-time members that work out of Malta, 10 full-time team members in Poland and Central Europe, 1 full-time and 1 part-time team members in the United Kingdom, 1 full-time team member in the Isle of Man, 14 full-time team members and 2 part-time team members working in the Philippines, 11 full-time team members working in Rwanda, 2 full-time team members in Denmark, and 1 full-time team member working in India. Our permanent team is augmented as needed by contract development and other staff on both a long and short-term basis.
Outsourcing
We design and develop our own products. We use an outsourcing company, 10Clouds, for additional development staff as needed. 10Clouds is considered a related party. In addition, we also utilize SourceFit, a company in the Philippines, for PEO services, representing approximately 2% of our operating expenses during the year ended December 31, 2024. Amazon Web Services provides cloud hosting and processing services, representing approximately 4% of our operating expenses during the year ended December 31, 2024.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and implementing them through custom applications built and maintained for a few key customers. In the fourth quarter of 2022, the Company added to its product offerings a modular SaaS model intended for low-code or no implementation (“the Orchestration Layer”). The Orchestration Layer has been successful in attracting interested customers with over sixty financial institutions onboarded as of the date of this report, but those institutions have been slow to go into full production which has impacted revenue expectations. An analysis of the slow adoption revealed that many of the institutions would need some level of customization and in fourth quarter of 2024 and first quarter of 2025 the company has invested in modification of the modules to meet the broader range of needs and preferences identified by the enrolled institutions. Orchestration Layer 2.0 will be “relaunched” in the second quarter of 2025.
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
As of December 31, 2024, a total of 66 financial institutions with over $348 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or are currently implementing the Orchestration Layer to 79. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $426 thousand of revenue for the Company to date including $193 thousand during the year ended December 31, 2024.
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
We are subject to substantial governmental regulation relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy, and additional legislation and given the current focus on the collection, storage, and use of biometrics, additional regulation should be anticipated in every jurisdiction in which we operate. Examples of regulations we could be subject to are:
•Health Insurance Portability and Accountability Act (HIPAA)
•Health Information Technology for Economic and Clinical Health Act (HITECH)
•The General Data Protection Regulation 2016/679 (GDPR)
•ePrivacy Privacy Directive
•The California Privacy Rights Act (CPRA)
•The California Consumer Privacy Act (CCPA)
•Biometric Information Privacy Act (BIPA)
•Act on the Protection of Personal Information (APPI)
•United Kingdom General Data Protection Regulation (UK GDPR)
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
APPI
The Act on the Protection of Personal Information (APPI) is Japan’s primary data protection law, first enacted in 2003 and significantly amended in 2016 and 2020 to align with global standards like the EU’s GDPR. It applies to businesses handling personal data, regardless of nationality or residency. The APPI defines personal data as any information that can identify an individual and classifies sensitive data to include details such as race, medical history, and criminal records. While consent is generally required for data collection, other legal bases exist, such as contractual necessity or compliance with legal obligations. Individuals are granted rights to access, correct, delete, and cease the use of their personal data. The Personal Information Protection Commission (PPC) enforces compliance, though penalties under the APPI are lower than those under GDPR, with a maximum fine of JPY 1 million.
UK GDPR
The United Kingdom General Data Protection Regulation (UK GDPR) applies to all organizations processing personal data of UK residents, regardless of where the organization is based. It defines personal data as any information that can identify an individual and includes special categories of sensitive data, such as health, race, and biometric data. Businesses must have a legal basis for processing data, such as consent, contractual necessity, or legal obligation. Individuals have rights over their data, including access, correction, deletion (right to be forgotten), and data portability. The Information Commissioner's Office (ICO) oversees compliance and can impose severe fines for breaches, reaching up to £17.5 million or 4% of global turnover. The UK also has additional rules for law enforcement and national security-related data processing.
Intellectual Property
Patents
A summary of the Company’s issued patents and pending patent applications on March 31, 2025 is provided in the table below.

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-166372	18/987,822	12/19/2024	SYSTEMS AND PROCESSES FOR DIGITAL IDENTITY AUTHENTICATION VIA LOSSLESS FUZZY EXTRACTORS	63/611,799 63/562,521	PENDING Awaiting Examination
32742-164397	18/828,671	09/09/2024	MULTI-FACTOR AUTHENTICATION USING TAMPER-RESISTANT BAND AND BIOMETRIC DATA	CON of PCT/US2024/04580 1	PENDING
32742-165016	PCT/US2024/045801	09/09/2024	MULTI-FACTOR AUTHENTICATION USING TAMPER-RESISTANT BAND AND BIOMETRIC DATA	63/581,409	PENDING International Search Report issued
32742-164529	18/808,852	08/19/2024	SEMI-SUPERVISED OR UNSUPERVISED SYSTEMS AND METHODS FOR BIOMETRIC PERSON RECOGNITION	63/520,388	PENDING Awaiting Examination
32742-164187	63/670,476	07/12/2024	SYSTEMS, METHODS AND PROTOCOLS FOR ZERO KNOWLEDGE PROOF (ZKP) USER AUTHENTICATION	-	PENDING 07/12/2025 Non- Provisional Conversion Deadline
32742-163988	63/662,575	06/21/2024	SYSTEMS AND METHODS FOR USING SMARTPHONE MOVEMENTS TO DETECT INJECTION ATTACKS IN REMOTE IDENTITY PROOFING	-	PENDING 06/21/2025 Non- Provisional Conversion Deadline
32742-163550	63/651,170	05/23/2024	SYSTEMS AND PROCESSES FOR TRANSFORMING AND CALIBRATING PREDICTED AGE VALUES TO AGE CATEGORY PROBABILITIES	-	PENDING 05/23/2025 Non- Provisional Conversion Deadline
32742-162494	63/652,521	03/07/2024	LOSSLESS FUZZY EXTRACTORS	-	PENDING 12/19/2024 NPA filed 03/24/2025 Non-Provisional Conversion Deadline (18/987,822 filed)

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-154085	18/164,090	02/03/2023	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	63/306,210 63/327,821	PENDING Awaiting Examination
32742-145300	18/145,470	12/22/2022	SYSTEMS AND PROCESSES FOR MULTIFACTOR AUTHENTICATION AND IDENTIFICATION	17/230,684 (Continuation-in-Part)	PENDING Awaiting Examination
32742-153794	18/063,372	12/08/2022	SHAPE OVERLAY FOR PROOF OF LIVENESS	63/287,276	PENDING 03/062025: Notice of allowance/Issue Fees Due (06/10/2025)
32742-148653	17/725,978	04/21/2022	INTEROPERABLE BIOMETRIC REPRESENTATION	63/177,494	PENDING 01/27/2025: Notice of Allowance/Issue Fees Due (04/25/2025)
32742-151107	17/849,196	06/24/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	16/855,606	PENDING 02/05/2025: Response to Office Action Due (05/05/2025)
32742-161077	18/524,536	11/30/2023	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ABANDONED 01/03/2025
32742-149248	17/745,270	05/16/2022	SECURE REPRESENTATIONS OF AUTHENTICITY AND PROCESSES FOR USING SAME	63/188,491	ABANDONED 11/01/2024
32742-147631	17/706,132	03/28/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	16/403,093	ABANDONED 07/01/2024
32742-142186	17/230,684	04/14/2021	SYSTEMS AND PROCESSES FOR MULTIMODAL BIOMETRICS	63/009,809 63/011,447	ABANDONED 05/22/2023
32742-141508	17/205,713	03/18/2021	SYSTEMS AND PROCESSES FOR TRACKING HUMAN LOCATION AND TRAVEL VIA BIOMETRIC HASHING	62/991,352	ABANDONED 12/06/2023
32742-147982	17/719,975 12,079,371	04/13/2022 09/03/2024	PERSONALLY IDENTIFIABLE INFORMATION ENCODER	63/174,405	ISSUED 03/03/2028: First Maintenance Fee Due
32742-145019	17/401,504 11,972,637	08/13/2021 04/30/2024	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 10/30/2027: First Maintenance Fee Due
32742-142411	17/324,544 11,967,173	05/19/2021 04/23/2024	FACE COVER-COMPATIBLE BIOMETRICS AND PROCESSES FOR GENERATING AND USING SAME	63/027,072	ISSUED 10/23/2027: First Maintenance Fee Due
32742-149163	17/702,355 11,886,618	03/23/2022 01/30/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 06/30/2028: First Maintenance Fee Due
32742-145020	17/401,508 11,729,263	08/13/2021 08/15/2023	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/15/2027: First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-149165	17/702,366 11,741,263	03/23/2022 08/29/2023	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 02/28/2027: First Maintenance Fee Due
32742-130397	16/406,978 11,496,315	05/08/2019 11/28/2022	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	62/668,610	ISSUED 05/08/2026: First Maintenance Fee Due
32742-130398	16/403,093 11,288,530	05/03/2019 03/29/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	62/667,130	ISSUED 09/29/2025: First Maintenance Fee Due
32742-118398	15/342,994 10,924,473	11/03/2016 02/16/2021	TRUST STAMP	62/253,538	ISSUED 08/16/2028: Second Maintenance Fee Due
32742-123473	15/955,270 11,095,631	04/17/2018 08/17/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 02/19/2029: Second Maintenance Fee Due
32742-136046	16/855,576 11,263,439	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025 First Maintenance Fee Due
32742-136047	16/855,580 11,244,152	04/22/2020 02/08/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 08/08/2025 First Maintenance Fee Due
32742-136048	16/855,588 11,263,440	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136049	16/855,594 11,263,441	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136050	16/855,598 11,263,442	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 09/01/2025: First Maintenance Fee Due
32742-136051	16/855,606 11,373,449	04/22/2020 06/28/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 12/28/2025 First Maintenance Fee Due
32742-130399	16/403,106 11,093,771	05/03/2019 08/17/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 02/17/2029: Second Maintenance Fee Due
32742-135668	16/841,269 11,301,586	04/06/2020 04/12/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	62/829,825	ISSUED 10/12/2025 First Maintenance Fee Due

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
32742-118149	15/782,940 10,635,894	10/13/2017 04/28/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	62/407,717 62/407,852 62/407,693	ISSUED 10/28/2027: Second Maintenance Fee Due
32742-152907	17/966,355 11,681,787	10/14/2022 06/20/2023	OWNERSHIP VALIDATION FOR CRYPTOGRAPHIC ASSET CONTRACTS USING IRREVERSIBLY TRANSFORMED IDENTITY TOKENS	63/256,347	ISSUED 12/20/2026: First Maintenance Fee Due
32742-139681	17/109,693 11,711,216	12/02/2020 07/25/2023	SYSTEMS AND METHODS FOR PRIVACY-SECURED BIOMETRIC IDENTIFICATION AND VERIFICATION	62/942,311	ISSUED 01/25/2027: First Maintenance Fee Due
32742-149164	17/702,361 11,861,043	03/23/2022 01/02/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 07/02/2027 First Maintenance Fee Due
32742-153065	17/956,190 11,936,790	09/29/2022 03/19/2024	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	16/406,978	ISSUED 09/20/2027: First Maintenance Fee Due

Trademarks
The following is a summary of Trust Stamp’s issued and pending Trademarks as of March 31, 2025.

Serial / Registration Number	Filing Date	Trademark	Country	Status
98/379,747 7,608,235	1/29/2024 12/17/2024	THE PRIVACY FIRST IDENTITY COMPANY	US	REGISTERED Section 8&9 Renewal Due: 12/17/2030
97/892,087 N/A	04/17/2023 N/A	TRUSTED CHAT	US	PENDING Statement of Use or 3rd Request for Extension Due: 04/17/2025
97/894,011 N/A	04/18/2023 N/A		US	PENDING Statement of use or 3rd Request for Extension Due: 04/17/2025
97/613,025 N/A	06/29/2022 N/A	ALTERNATIVES TO DETENTION	US	PENDING APPLICATION Statement of use or 3rd Request for Extension Due: 04/17/2025
97/276,205 7,503,036	02/21/2022 09/10/2024	PRIVTECH CERTIFIED	US	REGISTERED Section 8 & 9 Renewal Due: 09/10/2030
87/411,586 5,329,048	04/14/2017 11/07/2017	TRUST STAMP	US	REGISTERED Section 8 & 9 Renewal Due: 11/08/2027
87/852,642 5,932,877	03/27/2018 12/10/2019	TRUSTED MAIL	US	REGISTERED Section 8 & 15 Renewal Due: 12/10/2025
88/256,534 6,103,860	01/10/2019 07/14/2020	IDENTITY LAKE	US	REGISTERED Section 8 & 15 Renewal Due: 07/14/2026
88/708,795 6,252,645	11/27/2019 01/19/2021	MYHASH	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
88/709,274 6,252,649	11/27/2019 01/19/2021	TRUSTED PRESENCE	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
90/041,950 6,494,610	07/08/2020 09/21/2021	TRUSTED PAYMENTS	US	REGISTERED Section 8 & 15 Renewal Due: 09/21/2027
88/674,108 6,775,329	10/30/2019 06/28/2022	TRUSTCARD	US	REGISTERED Section 8 & 15 Renewal Due: 06/28/2028
97/101,273 6,965,728	10/31/2021 01/24/2023	METAPRESENCE	US	REGISTERED Renewal Due: 01/24/2029

The Company added 6 patents and 1 trademark during the year ended December 31, 2024. The patents issued during the year ended December 31, 2024 increased our total number of patents to 23 and include:
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
•On September 3, 2024, the Company received Notice of Issuance by the US Patent of Trademark Office of Patent No. 17/719,975 entitled, “Personal Identifiable Information Encoder." This technology provides the means to maintain the essential utility of PII without storing highly sensitive data. Anyone processing or storing PII should embrace this technology to fulfill their data protection obligations and mitigate damage and losses in the event of a data breach.”

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
T Stamp Inc. Corporate Structure Chart
Operational Subsidiaries
Biometric Innovations Limited. (formerly “Trust Stamp Fintech Limited”). Biometric Innovations Limited is our Company’s United Kingdom ("UK") operating subsidiary. It was established to act as the contracting entity for development contractors in the UK, and it has its own board and management team. The purpose of this entity was to establish beachhead operations in the country to service a contract entered by the Company with the National Association of Realtors and Property Mark. This entity serves as a sales and marketing function for the product “NAEA” which was developed for the contract between the listed parties. On June 11, 2020, the Company entered into a stock exchange transaction with Biometric Innovations Limited, becoming a 100% owner of the entity. The stock exchange transaction was not pursuant to any formal written agreement.
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
Trust Stamp Rwanda Limited. Trust Stamp Malta Limited established Trust Stamp Rwanda Limited and in April 2021 opened an office in Kigali, Rwanda. It operates as an R&D campus together with a back-office facility for the purpose of the Company's expansion into Africa.
Trust Stamp Denmark ApS. Trust Stamp established Trust Stamp Denmark ApS on June 6, 2021 as a wholly owned subsidiary in Copenhagen, Denmark. Trust Stamp Denmark ApS focuses on developing and marketing GDPR compliant products in the European Union from a strategic Danish base that can passport authorized products throughout the European Union. In furtherance of that goal, Trust Stamp Denmark ApS has obtained D-Seal Certification.
Quantum Foundation. Trust Stamp Malta Limited established Quantum Foundation on October 13, 2022 as a wholly-owned subsidiary in the Republic of Malta. The purpose of the entity is to support the development of early-stage leading edge technology companies in the Republic of Malta.

Non-Operational Subsidiaries
Tstamp Incentive Holdings. On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2024 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution was effective February 13, 2025.
Trusted Mail Inc. The Company established Trusted Mail Inc. for development of an encrypted e-mail product (Trusted Mail ®) using the Company’s facial recognition technology. Trusted Mail technology is held by Trusted Mail, Inc., which is a majority-owned subsidiary of Trust Stamp Inc.. The remainder of Trust Mail Inc. is owned by FSH Capital, LLC and Second Century Ventures, which are related parties of the Company. As of the date of this report, this entity has no operations, and is essentially dormant.
Cheltenham AI LTD. The Company established Chelthenham AI LTD on July 29, 2019 as a UK private limited company to provide AI services in the UK. As of the date of this report, this entity has no operations and is essentially dormant.
Finnovation LLC. The Company established Finnovation LLC to provide an innovative FinTech, Blockchain and Digital Identity innovation incubator. As of the date of this report, this entity has no operations and is essentially dormant.
TSI GovTech Corporation. Trust Stamp established TSI GovTech Corporation to contract for data management and server operations in Canada. As of the date of this report, this entity has no operations and is essentially dormant.
Global Server Management Inc. The Company established Global Server Management Inc. to contract for data management and server operations in Canada. As of the date of this report, this entity has no operations and is essentially dormant.
Trust Stamp Nigeria Limited. Trust Stamp Malta Limited established Trust Stamp Nigeria Limited on January 31, 2024 as a wholly-owned subsidiary in Lagos, Nigeria. The establishment of the entity is aimed at exploring business opportunities and conducting operations in Nigeria. As of the date of this report, this entity has no operations and is essentially dormant.
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
•Our auditor has included an “Emphasis of Matter Regarding Liquidity” note in its report on our consolidated financial statements for the year ended December 31, 2024. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
We have historically operated at a loss, which has resulted in an accumulated deficit. For the fiscal year ended December 31, 2024, we incurred a net loss of $12.54 million, compared to a net loss of $7.64 million for the fiscal year ended December 31, 2023. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in our Class A Common Stock price.
Our consolidated financial statements for the fiscal year ended December 31, 2024 have been prepared on a going concern basis. We have not yet generated profits and have an accumulated deficit of $61.46 million as of December 31, 2024. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise additional funding through future financing efforts, we may not accurately anticipate how quickly we may use such funds and whether such funds would be sufficient to bring the business to profitability. The Company’s ability to continue as a going concern in the next twelve months following the date of the consolidated financial statements is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.
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

If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities. In the ordinary course of our business, we may collect and store sensitive data, including protected health information (“PHI”) and personally identifiable information (“PII”), that is owned or controlled by ourselves or our customers, and other parties. We communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, Trust Stamp therefore inherits responsibilities related to this data, exposing itself to potential threats. Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the resulting fallout stemming from these breaches can be costly, time-consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attack or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. Consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.
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
We anticipate sustaining operating losses for the foreseeable future. It is anticipated that we will sustain operating losses into 2025 as we continue with research and development, and strive to gain new customers for our technology and market share in our industry. Our ability to become profitable depends on our ability to expand our customer base, consisting of companies willing to license our technology. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements, and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.
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
•proposed or enacted legislation related to privacy of information;
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
Our failure to attract and retain highly qualified personnel in the future could harm our business. As the Company grows, it will be required to attract and retain additional qualified professionals, staff for research and development, regulatory professionals, sales and marketing professionals, accounting professionals, legal professionals, and finance experts. The Company may not be able to attract and retain qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.
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
We are subject to risks related to foreign currency exchange rates. We operate on a global basis. We have operations (through our subsidiaries and/or directly) in many foreign countries and territories, including, but not limited to, United Kingdom, Poland, Rwanda, Denmark, and the Republic of Malta. The translation from any currencies to United States Dollars for financial statement presentation resulted in a foreign currency loss of $5 thousand for the year ended December 31, 2024, and $0 loss for the year ended December 31, 2023. As of June 30, 2022, the Company determined that there was currently no intention to settle intercompany accounts in the foreseeable future; therefore, beginning in June 30, 2022, future fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense. The translation from any currencies to United States Dollars for financial statement presentation resulted in Accumulated other comprehensive income of $181 thousand as of December 31, 2024, and $140 thousand as of December 31, 2023. Foreign currency translation losses, coupled with varying inflation rates across the countries we operate in, could have a material adverse effect on our business.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our Class A Common Stock less attractive to investors. We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that are held by non-affiliates to exceed $700.00 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.
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
Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2024. Management identified certain material weaknesses relating to corporate finance and accounting, resulting in the Company not maintaining effective internal controls over financial reporting as of the year ended December 31, 2024. As a result, the Company has not maintained effective internal controls over financial reporting as required for a public company. The resulting material weakness relates to proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. The failure to establish effective internal controls left us without the ability to properly account for important transactions accurately, to reliably compile our financial information, and significantly impaired our ability to prevent error and detect fraud. In response to these identified material weaknesses, in the fourth quarter of 2024 and first quarter of 2025, the Company has established additional operational processes to prevent the incorrect recording of stock-based awards. Such additional operational processes that have been established relating to recording of complex equity transactions include, but are not limited to:
•Enhanced review with multiple layers for all equity transactions to ensure that the calculations are correct and match the terms in corresponding agreement.
•Augmented our existing resources with additional consultants to assist in the analysis and recording of complex accounting transactions.
•Implemented multiple tiers of checks and reviews between data entry in our internal records and the use of such data to calculate complex equity transaction entries for our financial statements.
The Company’s management recently implemented internal control processes adopted in response to the identified material weaknesses specifically related to complex equity transactions and believe the procedures will address the identified material weakness. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of the date of this report.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We review cybersecurity risk as part of our overall enterprise risk management program with a goal of ensuring that cybersecurity risk management remains a top priority in our business strategy and operations.
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
The Company did not have any material cybersecurity breaches during the year ended December 31, 2024.
Board of Director's Governance
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
Item 2. Properties
The Company contracts for use of office space at 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305, United States of America, which serves as its corporate headquarters and primary operational hub. The Company also leases office space (through a subsidiary) in Malta, which primarily serves as a research and development space. The Company contracts for coworking arrangements in other office spaces (either directly or through its subsidiaries) in North Carolina, Denmark and Rwanda to support its dispersed workforce. Minimum lease commitments related to these agreements are described in Note 13 to the consolidated financial statements provided under Item 8 of this report. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.
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
As of December 31, 2024 and 2023, our Class A Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol “IDAI”. Trust Stamp received approval from Nasdaq to have our Class A Common Stock listed on the Nasdaq Capital Market under the symbol “IDAI” with trading commencing on January 31, 2022.
Holders
As of March 28, 2025, there were approximately 2,746 registered holders of record of our Class A Common Stock and the last reported sale price of our Class A Common Stock on the Nasdaq was $1.98 per share on March 28, 2025.
The number of shares of our Class A Common Stock that are freely tradable as of March 28, 2025 was 1,819,690.
Performance Graph
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Dividend Policy
To date, we have not paid any dividends on our Class A Common Stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the Class A Common Stock is at the discretion of the Board and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions, or such other factors as the Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business.
Securities Authorized for Issuance Under Equity Compensation Plans
On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2024 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution was effective February 13, 2025.
Executive Compensation Philosophy
The Board of Directors determines the compensation given to our executive officers in their sole discretion. The Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of Class A Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors has granted and reserves the right to grant performance-based equity awards in the future, if the Board of Directors in its sole determination believes such grants would be in our best interests.
Incentive Bonus
The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board believes such bonuses are in our best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, as revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation
In order to attract, retain and motivate executive talent necessary to support the Company's long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of the Board.
Recent Sales of Unregistered Securities:

Offering Type	Intermediary	Date Commenced	Number of shares issued *	Class of Securities	Proceeds Raised	Use of Proceeds	Date Closed (if Open, N/A)
2022 Reg A	N/A	01/26/2022	190	Shares of Class A Common Stock issuable pursuant to exercise of Warrants	$57 thousand	Product development, marketing, and working capital	N/A
2022 Reg D	Maxim Group LLC	09/14/2022	13,000	Class A Common Stock and 390,000 Warrants to purchase Class A Common Stock	$1.5 million	Working Capital	09/14/2022
2023 Section 4(a)(2)	Maxim Group LLC	04/14/2023	104,889	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (1)	Working Capital	04/14/2023
2023 Section 4(a)(2)	Maxim Group LLC	06/05/2023	85,314	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (2)	Working Capital	06/05/2023
2023 Section 4(a)(2)	Maxim Group LLC	12/21/2023	240,000	Warrants to Purchase Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (3)	Working Capital	12/21/2023
2024 Section 4(a)(2)	Maxim Group LLC	04/03/2024	373,334	33,333 shares of Class A Common Stock; and Warrants exercisable for 340,001 shares of Class A Common Stock (240,000 of which were subsequently cancelled and are no longer outstanding)	$1.94 million	N/A	04/03/2024
2024 Section 4(a)(2)	N/A	07/13/2024	306,514	Class A Common Stock	$2.00 million (in the form of three promissory notes)	N/A	07/13/2024
2024 Section 4(a)(2)	Maxim Group LLC	09/03/2024	190,987	Warrants exercisable for Class A Common Stock	$0 (issued as inducement for the registered portion of the transaction) (4)	N/A	09/03/2024
2024 Section 4(a)(2)	N/A	09/10/2024	250,930	Warrants exercisable for Class A Common Stock	$0 (non-cash consideration)	N/A	09/10/2024
2024 Section 4(a)(2)	N/A	10/28/2024	90,910	Shares of Class A Common Stock	$300 thousand	N/A	10/28/2024

2024 Section 4(a)(2)	Maxim Group LLC	12/06/2024	648,148	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (5)	N/A	12/06/2024
2025 Section 4(a)(2)	Maxim Group LLC	01/08/2025	621,303	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (6)	N/A	01/08/2025
*The share numbers in the table above reflect the shares issued after giving effect to both Reverse Splits, described in Note 1 to the consolidated financial statements provided under Item 8 of this report.
(1) On December 21, 2023, the 104,889 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $20.10 per warrant were exercised for total proceeds of $2,108,262.
(2) On December 21, 2023, the 85,314 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $20.10 per warrant were exercised for total proceeds of $1,714,798.
(3) On September 3, 2024, the 240,000 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $4.8345 per warrant were exercised for total proceeds of $1,160,280.
(4) The warrants to purchase the 190,987 shares of the Company’s Class A Common Stock remain outstanding as of the date of this report.
(5) The warrants to purchase the 370,370 and 277,778 shares of Class A Common Stock remain outstanding as of the date of this report.
(6) The warrants to purchase the 414,202 and 207,101 shares of Class A Common Stock remain outstanding as of the date of this report.
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
Over the last 12 months, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. This process has included:
• Reducing the size of the non-production-focused executive and consulting teams to reduce overhead.
•Releasing sales staff that did not meet their targets.
•Negotiating a services contract to offset the cost of the technical team members while maintaining significant R&D and product development capabilities.
•Refocusing go-to-market strategies on joint ventures with proven industry partners with access to target markets
•Expanding our IP portfolio to strengthen our existing position related to presentation attack detection and tokenization and include implementations such as:
i.Embedded ownership verification for cryptographic assets, a technology that we believe to have significant potential with the expansion in the ownership of crypto-assets including potential deregulation (or loosening or clarification of regulation) in the United States together with the global growth of stable coins including Central Government Digital Currencies.
ii.A simple user interaction utility called “Shape Overlay” that augments biometric verification and combats deepfakes and injection attacks by having the user interact in real-time with their captured image.
iii.Stable Key (or “Stable IT2”) which is an innovative technology that generates a “key” directly from the biometric of the user which key has a mathematical correlation to all of the user's passwords, PINS, and other “secrets” for every account and use case meaning that those secrets never need to be stored in their entirety.
iv.A patent for “Interoperable Biometric Representations” that potentially breaks vendor lock-in by allowing users of biometric technologies to compare like-modality templates from different sources.

•Strengthening our international 3rd party cybersecurity and data handling certifications by adding SOC2 certification to our NCSC Cyberessentials Plus certification and obtaining a renewed D-Seal certification (the world’s first certification that includes not just data security but also the ethical and responsible use of data).
•Opening an office in Tokyo (with funding from the City of Tokyo and the Japanese government) to pursue opportunities in the APAC region.
•Retaining an investment bank to explore strategic partnership and M&A opportunities across multiple sectors.
Recent Developments

Equity Distribution Agreement with Maxim
On February 25, 2025, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.01 par value per share (the “Common Stock”).
Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares of the Company’s Common Stock from time to time based upon the Company’s instructions, including any minimum price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to reimburse Maxim for certain specified expenses of up to $40,000, aggregate, in addition to up to $3,000 quarterly for the Maxim’s counsel’s fees and any incidental expenses to be reimbursed by us. We have agreed to provide indemnification and contribution to Maxim against certain civil liabilities, including liabilities under the Securities Act.
The Company is not obligated to make any sales of its Common Stock under the Agreement and no assurance can be given that the Company will sell any shares under the Agreement, or, if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The Agreement will terminate upon the earlier of (i) the sale of all shares having an aggregate offering price of $6,196,000 pursuant to the Agreement, (ii) twelve (12) months from the date of the Agreement, (iii) mutual termination by both Maxim and the Company upon the provision of fifteen (15) days written notice, and (iv) termination of the Agreement as otherwise permitted therein.
Sales of shares of Common Stock under the Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-271091) (the “Registration Statement”) which was declared effective April 12, 2023 and a related prospectus supplement which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “ATM Prospectus”). The ATM Prospectus relates to the offering of up to $6,196,000 worth of shares of the Company’s Common Stock from time to time. The issuance and sale, if any, of Common Stock under the Agreement is subject to the effectiveness of the Registration Statement and “baby shelf” limitations under General Instruction I.B.6. of Form S-3.
The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which was filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2025.
Appointment of New Chief Financial Officer
On January 17, 2025, the Board of Directors of the Company appointed Lance Wilson as the Company’s new Chief Financial Officer ("CFO"), to fill the vacancy in the position left after Alex Valdes’s resignation as Chief Financial Officer effective January 2, 2025.
Lance Wilson, a licensed Certified Public Accountant in Georgia, first joined the Company in 2021, serving in various financial capacities, most recently as the Senior Vice President of Accounting & Finance at Trust Stamp from July 2024 until being appointed to his role as CFO. Lance leads all external financial reporting, including SEC filings and technical accounting research and implementation. Lance has played a key role in multiple initiatives, including a successful public fundraising campaign that resulted in Trust Stamp’s NASDAQ listing in January 2022.
Prior to joining Trust Stamp, Lance served as the Financial Reporting Manager at Cousins Properties (NYSE: CUZ) from July 2020 to July 2021, where he managed all SEC filings, technical accounting projects, and audit engagements. Prior to that, he served in various accounting roles at The North Highland Company, Change Healthcare (formerly McKesson Technology Solutions), and BDO-USA, LLC. Lance holds a Master of Accountancy degree and a Bachelor of Science in Commerce and Business Administration from The University of Alabama.
Lance Wilson has no family relationships with any other director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.
Lance Wilson and the Company entered into an Executive Employment Agreement (the “Agreement”), with an effective date of January 1, 2025, for his role as Chief Financial Officer (CFO) of the Company. The Agreement outlines Mr. Wilson’s ongoing responsibilities, including oversight of the Company’s financial integrity, regulatory compliance, and multicurrency financial reporting. It also details his leadership in investor relations and compliance with applicable SEC, Nasdaq, and Sarbanes-Oxley requirements.
Under the Agreement, Mr. Wilson will receive an annual base salary of $182,250, subject to periodic review, and will be eligible for an annual equity bonus of at least 10% of his base salary in the form of restricted stock units. The Agreement also includes provisions for reimbursement of business expenses, participation in Company benefit plans, and relocation assistance if applicable.
The Agreement has an open-ended term, continuing until either party provides 120 days’ written notice of termination. It also specifies termination provisions, including compensation and benefits in the event of termination by the Company without cause or by Mr. Wilson for good reason, such as severance equal to up to 36 months of base salary and accelerated vesting of equity awards in certain circumstances, including a change in control. Termination for cause or voluntary resignation without good reason would result in payment of only accrued compensation and benefits through the termination date.
The Agreement contains customary confidentiality and non-disclosure provisions related to the Company’s trade secrets and other sensitive information.
The foregoing description of the Agreement is intended to be a summary, and is qualified in its entirety by reference to the Agreement itself, a copy of which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2025.
Securities Purchase Agreement dated January 6, 2025
On January 6, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with an institutional investor (the “Selling Stockholder”), pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 175,000 shares of Class A Common Stock (the “January 2025 Shares”); and (b) Pre-Funded Warrants (the "January 2025 Pre-Funded Warrants") to purchase 239,202 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 414,202 shares of Class A Common Stock at an exercise price of $8.45 per share of Class A Common Stock (the “January 2025 Series A Warrants”), and Series B common warrants exercisable for up to 207,101 shares of Class A Common Stock at an exercise price of $8.45 per share (the “January 2025 Series B Warrants”, and collectively with the January 2025 Series A Warrants, the “January 2025 Private Placement Warrants”). The offering price per January 2025 Share and respective January 2025 Private Placement Warrants was $8.45, and the offering price per Pre-Funded Warrant was $8.449.
The securities to be issued in the registered direct offering were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-271091) (the “Shelf Registration Statement”), initially filed by the Company with the SEC under the Securities Act on April 3, 2023 and declared effective on April 12, 2023. The January 2025 Pre-Funded Warrants are immediately exercisable upon issuance and will remain exercisable until all of the January 2025 Pre-Funded Warrants are exercised in full.

The January 2025 Private Placement Warrants (and the shares of Class A Common Stock issuable upon the exercise of the January 2025 Private Placement Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
The terms of the Series A and January 2025 Series B Warrants that comprise the January 2025 Private Placement Warrants are identical, except that the January 2025 Series A Warrants provide for additional protections for the Selling Stockholder in the event of a “Fundamental Transaction” while the January 2025 Series A Warrants are outstanding (which includes, but is not limited to, merger transactions or a sale of substantially all of the Company’s assets). In such an event, then if holders of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Selling Stockholder will be given the same choice as to the consideration it receives upon any exercise of either the Series A or January 2025 Series B Warrants following such Fundamental Transaction. Notwithstanding anything to the contrary, for the January 2025 Series A Warrants, in the event of a Fundamental Transaction, the Selling Stockholder may require the Company or its successor to repurchase the January 2025 Series A Warrants for its Black-Scholes Value (as defined in the Series A Warrant) in cash. This right can be exercised concurrently with, or within 30 days following, the consummation or public announcement of the transaction. If the Fundamental Transaction occurs outside the Company’s control, such as in a hostile takeover or an unapproved transaction, the holder is entitled to receive consideration equivalent in type and proportion to that offered to common stockholders, also calculated based on the Black-Scholes model. Additionally, if no consideration is offered to the Company’s stockholders in the transaction, the holder is deemed to receive common stock of the successor entity, preserving the January 2025 Series A Warrants’ value.
The January 2025 Private Placement Warrants are immediately exercisable upon issuance, and will expire five years thereafter, and in certain circumstances may be exercised on a cashless basis. If we fail for any reason to deliver shares of Class A Common Stock upon the valid exercise of the January 2025 Private Placement Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the January 2025 Private Placement Warrants, we are required to pay the applicable holder, in cash, as liquidated damages as set forth in the January 2025 Private Placement Warrants. The January 2025 Pre-Funded Warrants and January 2025 Private Placement Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the January 2025 Pre-Funded Warrants and January 2025 Private Placement Warrants.
On January 8, 2025, the Company closed the registered direct offering and the private placement offering (collectively, the “January 2025 Offering”), raising gross proceeds of approximately $3.50 million before deducting placement agent fees and other offering expenses payable by the Company. In the event that all January 2025 Private Placement Warrants are exercised for cash, the Company will receive additional gross proceeds of approximately $5,250,250. The Company’s primary use of the net proceeds will be for working capital, capital expenditures and other general corporate purposes.
Pursuant to the terms of the January 2025 SPA, the Company is required within 30 days of January 6, 2025 to file a registration statement on Form S-1 or other appropriate form if the Company is not then S-1 eligible registering the resale of the shares of Class A Common Stock issued and issuable upon the exercise of the January 2025 Private Placement Warrants. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 91 days of the closing of the January 2025 Offering, and to keep the registration statement effective at all times until no investor owns any January 2025 Private Placement Warrants or shares issuable upon exercise thereof.
Pursuant to the terms of the January 2025 SPA, from January 6, 2025 until 30 days after closing, subject to certain exceptions, we may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto, other than a prospectus supplement for the Shelf Registration Statement. In addition, from January 6, 2025 until 45 days after closing, we are prohibited from effecting or entering into an agreement to effect any issuance of common stock or common stock equivalents involving a variable rate transaction (as defined in the January 2025 SPA).
The foregoing description of the January 2025 SPA, January 2025 Pre-Funded Warrants, January 2025 Series A Warrants, and January 2025 Series B Warrants is intended to be a summary, and is qualified by reference to the full text of each of these documents, which were filed as exhibits 10.1, 4.1, 4.2, and 4.3, respectively to the Company's Current Report on Form 8-K filed with the SEC on January 10, 2025.

Securities Purchase Agreement dated December 5, 2024
On December 5, 2024, the Company entered into a securities purchase agreement (the “December 2024 SPA”) with an investor, pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 139,000 shares of Class A Common Stock (the “December 2024 Shares”); and (b) Pre-Funded Warrants (the "December 2024 Pre-Funded Warrants") to purchase 231,370 shares of the Company’s Class A Common Stock at an exercise price of $0.015 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 370,370 shares of Class A Common Stock at an exercise price of $8.10 per share of Class A Common Stock (the “December 2024 Series A Warrants”), and Series B common warrants exercisable for up to 277,778 shares of Class A Common Stock at an exercise price of $8.10 per share (the “December 2024 Series B Warrants”, and collectively with the December 2024 Series A Warrants, the “December 2024 Private Placement Warrants”). The offering price per December 2024 Share and respective December 2024 Private Placement Warrants was $8.10 and the offering price per December 2024 Pre-Funded Warrant was $8.09.
Pursuant to the December 2024 SPA, the Company agreed to hold an annual or special meeting of its stockholders within sixty (60) days following the closing date of the December 2024 SPA for the purpose of obtaining shareholder approval of (i) an increase in the number of authorized shares of the Company; and (ii) the December 2024 SPA and transactions contemplated thereunder (including, but not limited to, the issuance of the December 2024 Private Placement Warrants, and shares issuable upon the exercise of the December 2024 Private Placement Warrants) as may be required by the applicable rules and regulations of the Nasdaq Stock Market (“Shareholder Approval”). If the Company does not obtain Shareholder Approval at the first meeting, the Company must call a meeting every ninety (90) days thereafter to seek Shareholder Approval until the earlier of the date on which Shareholder Approval is obtained or the warrants are no longer outstanding.
The terms of the December 2024 Series A and Series B Warrants that comprise the December 2024 Private Placement Warrants are identical, except that the December 2024 Series A Warrants provide for additional protections for the Selling Stockholder in the event of a “Fundamental Transaction” while the December 2024 Series A Warrants are outstanding (which includes, but is not limited to, merger transactions or a sale of substantially all of the Company’s assets). In such an event, then if holders of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Selling Stockholder will be given the same choice as to the consideration it receives upon any exercise of either the December 2024 Series A or Series B Warrants following such Fundamental Transaction. Notwithstanding anything to the contrary, for the December 2024 Series A Warrants, in the event of a Fundamental Transaction, the Selling Stockholder may require the Company or its successor to repurchase the December 2024 Series A Warrants for its Black-Scholes Value (as defined in the Series A Warrant) in cash. This right can be exercised concurrently with, or within 30 days following, the consummation or public announcement of the transaction. If the Fundamental Transaction occurs outside the Company’s control, such as in a hostile takeover or an unapproved transaction, the holder is entitled to receive consideration equivalent in type and proportion to that offered to common stockholders, also calculated based on the Black-Scholes model. Additionally, if no consideration is offered to the Company’s stockholders in the transaction, the holder is deemed to receive common stock of the successor entity, preserving the December 2024 Series A Warrants’ value.
The December 2024 Private Placement Warrants are immediately exercisable upon the date December 2024 Shareholder Approval is received, and will expire five years thereafter, and in certain circumstances may be exercised on a cashless basis. If we fail for any reason to deliver shares of Class A Common Stock upon the valid exercise of the December 2024 Private Placement Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the December 2024 Private Placement Warrants, we are required to pay the applicable holder, in cash, as liquidated damages as set forth in the December 2024 Private Placement Warrants. The December 2024 Pre-Funded Warrants and December 2024 Private Placement Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the December 2024 Pre-Funded Warrants and December 2024 Private Placement Warrants.
The foregoing description of the December 2024 SPA, December 2024 Pre-Funded Warrants, December 2024 Series A Warrants, and December 2024 Series B Warrants is intended to be a summary, and is qualified by reference to the full text of each of these documents, which were filed as exhibits 10.1, 4.1, 4.2, and 4.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on December 6, 2024.
Amendment to Third Amended and Restated Certificate of Incorporation of the Company (Reverse Stock Split)

On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, which was previously approved by the Company’s stockholders at the special meeting held on November 18, 2024 and described in the Company’s definitive proxy statement filed with the SEC on September 30, 2024 to effectuate a reverse stock split at a ratio of one (1) share of Common Stock for every fifteen (15) shares of Common Stock (the “Reverse Stock Split”) which became effective as of the opening of business on January 6, 2024 (the “Effective Time”).
As a result, at the Effective Time, each fifteen (15) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock, and the number of outstanding shares of Common Stock were reduced from 28,984,426 to 1,933,990. Proportional adjustments have also been made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards, stock options, and warrants in existence as of the Effective Time, as well as the applicable exercise price(s) of such instruments.

The number of authorized shares of Common Stock and the par value of each share of Common Stock remain unchanged. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up.
For more information regarding the Reverse Stock Split, see the definitive proxy statement filed by the Company with the Securities and Exchange Commission on September 30, 2024 and Form 8-K filed on November 21, 2024 announcing the result of the stockholder vote, the relevant portions of which are incorporated herein by reference. The description of the Certificate of Amendment and the Reverse Stock Split is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is included as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 2, 2025.
Results of Stockholder Special Meeting
On November 18, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”) to consider and vote upon:
•Proposal 1: Ratification of the approval of that certain Securities Purchase Agreement dated July 13, 2024 between our Company and DQI Holdings, Inc. (the “July DQI SPA”) and all transactions contemplated thereunder, including, but not limited to, the sale of 306,514 shares of our Class A Common Stock, par value $0.01 per share to DQI as required by and in accordance with Nasdaq Listing Rule 5635(d)); and
•Proposal 2: Ratification of the approval of the issuance of certain warrants issued to the Selling Stockholder pursuant to a securities purchase agreement dated September 3, 2024 as required by and in accordance with Nasdaq Listing Rule 5635(d));
•Proposal 3: Approval of the issuance of certain warrants issued to the Selling Stockholder pursuant to a warrant exercise agreement also dated September 3, 2024 as required by and in accordance with Nasdaq Listing Rule 5635(d)); and
•Proposal 4: Approval a reverse stock split of our Common Stock at a ratio of not less than 1-for-5 and not more than 1-for-50, with such ratio to be determined by the Board of Directors on or prior to December 31, 2024, in its sole discretion, and which would be effected by filing a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware
At the Special Meeting, 44% of our Common Stock entitled to vote at the Special Meeting were represented in person or by proxy at the Special Meeting. Based on the results of the vote, the stockholders voted to approve Proposals 1, 2, 3 and 4. The number of votes cast for or withheld from the approval is also set forth below. The voting results disclosed below are final.

Proposal	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained	Percentage of Shares Voted “For” of Shares Voted

Ratify, by a vote of all the stockholders, the approval of the July DQI SPA and all transactions contemplated thereunder, including, but not limited to, the sale of 4,597,701 shares of our Class A Common Stock to DQI as required by and in accordance with Nasdaq Listing Rule 5635(d)) (“Proposal 1”)	536,368	14,867	1,036	97%
Ratify, by a vote of all the stockholders, the issuance of certain warrants and the issuance of up to 2,864,798 shares from the exercise of the those warrants issued as part of the securities purchase agreement entered into with the Selling Stockholder on September 3, 2024, in accordance with Nasdaq Listing Rule 5635(d)) (“Proposal 2”);	532,312	19,679	281	96%
Approve the issuance of the certain warrants and the issuance of up to 9,546,060 shares of our Common Stock upon the exercise of those warrants issued to the Selling Stockholder pursuant to a warrant exercise agreement also dated September 3, 2024 as required by and in accordance with Nasdaq Listing Rule 5635(d)) (“Proposal 3”)	532,161	19,864	246	96%
Approve a reverse stock split of our Common Stock at a ratio of not less than 1-for-5 and not more than 1-for-50, with such ratio to be determined by the Board of Directors on or prior to December 31, 2024, in its sole discretion (“Proposal 4”)	528,665	22,983	624	96%
For more information regarding the Reverse Stock Split, see the definitive proxy statement filed by the Company with the Securities and Exchange Commission on September 30, 2024 and Form 8-K filed on November 21, 2024 announcing the result of the stockholder vote, the relevant portions of which are incorporated herein by reference. The description of the Certificate of Amendment and the Reverse Stock Split is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which was filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 2, 2025.
Election of New Board Member
On November 2, 2024, the Board of Directors of the Company elected Andrew Scott Francis, the current Chief Technology Officer of the Company, to the Board of Directors, effective immediately, to fill a vacancy on the Board of Directors left from the resignation of Joshua Allen from the Company’s Board of Directors on September 26, 2024. Andrew Scott Francis will be a member of the “Class III” directors of the Company.
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
Reconciliation of Net Loss to Adjusted EBITDA

	For the year ended December 31,
	2024	2023
Net loss before taxes	$(10,597,348)	$(7,651,127)
Add: Other expense	1,527,520	2,981
Less: Other income	(805,876)	(309,896)
Less: Gain on sale of mobile hardware	—	(216,189)
Add: Interest expense, net	509,784	73,273
Add: Stock-based compensation	1,315,923	763,288
Add: Change in fair value of warrant liability	(1,497)	(5,033)
Add: Impairment loss of assets	27,590	31,474
Add: Non-cash expenses for in-kind services	—	18,547
Add: Depreciation and amortization	729,400	789,586
Adjusted EBITDA loss (non-GAAP)	$(7,294,504)	$(6,503,096)
Adjusted EBITDA loss (non-GAAP) for the year ended December 31, 2024, increased by 12.17%, to $7.29 million from $6.50 million for the year ended December 31, 2023. During the year ended December 31, 2024, the Company signed a license agreement with Boumarang in exchange for 5,000,000 prepaid warrants from Boumarang that were valued at $1.00 per warrant or $5.00 million and accounted for by recording as an investment and other income. Subsequently, the Company recorded a $4.38 million impairment to other income for the Boumarang prepaid warrants as a result of a change in fair value identified by an observable market transaction. The net impact to other income, $705 thousand, was deducted from the Net income to arrive at the Adjusted EBITDA loss (non-GAAP) and is the primary driver for the significant change in Adjusted EBITDA loss (non-GAAP) for the year ended December 31, 2024 compared to the prior period. Additionally, the Company recorded a $1.17 million loss to other expense due to the Company entering into a Termination and Release Agreement between the Company and an institutional investor that terminated the remaining stock purchase warrants in exchange for the Company making a $1,650,000 payment to the institutional investor. The Company also recorded a loss of $360 thousand to other expense related to the difference in the cash paid for the warrants and the fair market value of the warrants issued on September 10, 2024.
During the year ended December 31, 2023, the Company recognized non-refundable license revenue advances from Interactive Global Solutions (“IGS”) for the provision of software of $2.51 million. This was a one-time occurrence which significantly improved our net revenues during the year ended December 31, 2023. As there was no similar transaction during the year ended December 31, 2024, this contributes to the significant change in Adjusted EBITDA loss (non-

GAAP) for the year ended December 31, 2024. See “Results of Operations” below for further discussion on the drivers behind the decrease in stock-based compensation during the year ended December 31, 2024.
Components of Results of Operations
Net revenue
We derive our revenue primarily from professional services though our business model is transitioning to focus on recurring Software-as-a-Service (SaaS) revenue.
In addition to revenue from Mastercard and our S&P 500 bank customer, the Company also continued to expand the Orchestration Layer platform, which is being utilized by several customers including FIS’ new global identity authentication system. The Orchestration Layer platform is a SaaS platform that includes the Company’s proprietary tokenization technology, and facilitates no-code, and low-code implementations, making adoption faster and even more cost-effective for a broader range of potential customers. The Company expects this platform to accelerate its evolution, from being exclusively a custom solutions provider, to also offering a modular and highly scalable SaaS model with low-code implementation.
Furthermore, on November 12, 2024, the Company entered into a business arrangement with Qenta. Under the arrangement, Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (I) a $1.0 million license fee in the form of a promissory note, which is due and payable in three equal tranches on December 31, 2024; February 1, 2025, and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received no payments pursuant to this note during the year ended December 31, 2024. The Company has received $600 thousand in payments pursuant to this note as of the date of this report.

In addition, the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID agreed to enter into a Master Technology Services Agreement, under which QID will contract with the Company for business development, product development, and product operations for identity and privacy services and solutions in return for monthly service fees starting January 1, 2025, and capped at $3.6 million annually.
On January 1, 2025, pursuant and adhering to the Master Technology Services Agreement terms and conditions, a Statement of Work was signed which the Company will provide certain product development and product operations and commercial business development and related services on behalf of QID. During the first six months of this agreement, the service fee shall be a minimum $100 thousand per month. Thereafter, the service fee payable shall be up to $300 thousand per month.
Cost of services provided
Cost of services provided generally consists of the cost of hosting fees and cost of labor associated with professional services rendered. Depreciation and amortization expense is not included in cost of services provided.
During the year ended December 31, 2023, we expected that cost of services provided will continue to decrease in absolute dollars until the transition to primarily SaaS revenue is complete. After the transition is complete, we expect cost of services to increase in absolute dollars as the volume of usage revenue increases, but the margin will continue to improve until they stabilize over time. This was evident during the year ended December 31, 2024.
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
During the year ended December 31, 2023 we planned to continue to invest in personnel to support our research and development efforts. As a result, research and development expenses increased in absolute dollars. During the year ended

December 31, 2024 research and development expenses decreased, primarily driven by a decrease in outsourced software development during the year ended December 31, 2024 as the Company continued to transition this work internally.
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
Interest expense, net
Interest expense, net consists primarily of interest expense accrued on a promissory note payable. The Company earned interest income in the form of interest on employee stock loans.
Other income
Other income is mainly driven by miscellaneous income earned that is unrelated to the main focus of the Company’s business including the gain or loss on sale of assets.
Other expense
Other expense is mainly driven by miscellaneous expenses unrelated to the main focus of the Company’s business.

Results of Operations
The following table summarizes our consolidated statements of operations for the Years Ended December 31, 2024 and 2023

	For the years ended December 31,
	2024	2023
Net revenue	$3,082,348	$4,560,275
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,067,450	914,176
Research and development	2,139,727	2,350,677
Selling, general, and administrative	8,513,188	8,395,638
Depreciation and amortization	729,400	789,586
Total Operating Expenses	12,449,765	12,450,077
Operating Loss	(9,367,417)	(7,889,802)
Non-Operating Income (Expense):
Interest expense, net	(509,784)	(73,273)
Change in fair value of warrant liability	1,497	5,033
Other income	805,876	309,896
Other expense	(1,527,520)	(2,981)
Total Other Income (Expense), Net	(1,229,931)	238,675
Net Loss before Taxes	(10,597,348)	(7,651,127)
Income tax (expense) benefit	(7,806)	13,485
Deemed dividend	(1,939,439)	—
Net loss before non-controlling interest	(12,544,593)	(7,637,642)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(12,544,593)	$(7,637,642)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(11.36)	$(16.07)
Weighted-average shares used to compute basic and diluted net loss per share	1,104,225	475,171
Comparison of the Years Ended December 31, 2024 and 2023
Net revenue

	For the years ended December 31,
	2024	2023	$ Change	% Change
Net revenue	$3,082,348	$4,560,275	$(1,477,927)	(32.41)%
During the year ended December 31, 2024, Net revenue decreased to $3.08 million from Net revenue of $4.56 million for the year ended December 31, 2023, with $1,497,195 coming in the fourth quarter of 2024. During the year ended December 31, 2024, the $3.08 million in Net revenue consisted of $1.35 million from an S&P bank, $1.00 million license fee from QID under the license and assignment agreement between the Company and QID, $424 thousand from Mastercard, $193 thousand from Triton, $89 thousand from FIS and various other customers for the remaining $22 thousand.
The majority of the decrease in Net revenue during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to the termination of the September 15, 2022 Master Services Agreement with IGS ("IGS Contract"), which caused Company to recognize non-refundable license revenue advances from IGS under the IGS Contract for the provision of software of $2.51 million. This was a one-time occurrence which significantly improved our net revenues during the year ended December 31, 2023, and therefore is the primary reason for the stark decrease in net revenues of the Company during the year ended December 31, 2024. This decrease from the IGS contract was partially offset by the $1.00 million in revenue recognized for a non-exclusive software license issued to QID during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company generated $1.25 million total revenue from customers using the Orchestration Layer compared to $310 thousand during the year ended December 31, 2023. The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation.
Since its launch in the third quarter of 2022, there have been 79 enterprise customers on the Orchestration Layer platform, including 66 financial institutions, as of December 31, 2024. Additionally, revenue from the Orchestration Layer's flagship enterprise customer grew 176% between the comparative periods as a result of transitioning and launching the customer on the Orchestration Layer platform. Orchestration Layer's flagship enterprise customer is already in full production and generating monthly recurring revenue with gross margins in excess of 80.54%. Finally, the Company's S&P 500 bank customer began its transition to an augmented version of the SaaS platform during the year ended December 31, 2024.
Cost of services

	For the years ended December 31,
	2024	2023	$ Change	% Change
Cost of services	$1,067,450	$914,176	$153,274	16.77%
Cost of services (“COS”) increased by $153 thousand or 16.77% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase during the year ended December 31, 2024 was primarily driven by a $243 thousand increase in costs for the expansion of our proof of identity solutions using a third-party as required for proof of identity contracts. The solution was not considered a cost of sale until the fourth quarter of 2023, thus, the total expense for this solution during the year ended December 31, 2023 was $21 thousand and increased to $264 thousand during the year ended December 31, 2024. The Company also incurred $42 thousand for compliance services due to a specific customer requirement during the year ended December 31, 2024 and this expense was not incurred during the year ended December 31, 2023. Furthermore, the Company saw a slight increase in service requests by our main customers, during the year ended December 31, 2024 resulting in an increase of $10 thousand when compared to the year ended December 31, 2023.
On the other hand, less development hours were charged directly to cost of sales for the year ended December 31, 2024 when compared to the year ended December 31, 2023 resulting in a decrease of $133 thousand in cost of services. This was mainly due to less work being requested from one of our major customers.
Research and development

	For the years ended December 31,
	2024	2023	$ Change	% Change
Research and development	$2,139,727	$2,350,677	$(210,950)	(8.97)%
Research and development (“R&D”) expenses decreased by $211 thousand, or 8.97% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in R&D expense during the year ended December 31, 2024 was primarily driven by a decrease in outsourced software development during the year ended December 31, 2024 as the Company continued to transition this work internally, as well as, a decrease in salaries related to R&D from the Malta office, together resulting in a decrease of $140 thousand collectively. Comparatively, outsourced software development costs decreased by 86% when comparing the year ended December 31, 2024 to the year ended December 31, 2023. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Additionally, the Company recognized an impairment loss on Capitalized internal-use software of $25 thousand during the year ended December 31, 2024. There was $19 thousand impairment loss on Capitalized internal-use software for the year ended December 31, 2023. Capitalized internal-use software are considered long-lived assets under applicable accounting guidance. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Furthermore, stock-based compensation decreased to $61 thousand during the year ended December 31, 2024, from $123 thousand during the year ended December 31, 2023. This was mainly due to the decrease in employee Restricted Stock Unit award grant date values as a result of the decrease in share price on the grant dates.
Selling, general, and administrative

	For the years ended December 31,
	2024	2023	$ Change	% Change
Selling, general, and administrative	$8,513,188	$8,395,638	$117,550	1.40%
Selling, general, and administrative expense (“SG&A”) increased by $118 thousand, or 1.40%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in SG&A expense was driven by a $840 thousand increase in salaries and stock-based compensation ("SBC") during the year ended December 31, 2024. Included in the $840 thousand increase in salaries and stock-based compensation is an increase of $630 thousand in SBC during the year ended December 31, 2024 due to the timing of stock-based compensation awards.
Furthermore, there was a $109 thousand increase in SG&A when comparing the year ended December 31, 2024 to the year ended December 31, 2023 resulting from the reversal of out-of-period costs incurred during the year ended December 31, 2024 associated with carrying mobile hardware assets, reversed due to the cancellation of the related mobile hardware subscription. In addition, the Company had an increase in dues and subscriptions, due to continued business development and growth, of $50 thousand during the year ended December 31, 2024 when compared to the year ended December 31, 2023. Other notable increases in SG&A for the year ended December 31, 2024 included a total increase of $215 thousand in travel costs and accounting, audit fees and taxes.

The increases in SG&A were substantially offset by notable reductions for the year ended December 31, 2024 including a total reduction of $1.10 million in professional fees, management consulting, training, and office and IT services as a direct result of the Company's recent non-personnel cost cutting initiative.

In both periods, SG&A expenses were primarily comprised of payroll and other compensation expenses to our Company's workforce.
Depreciation and amortization

	For the years ended December 31,
	2024	2023	$ Change	% Change
Depreciation and amortization	$729,400	$789,586	$(60,186)	(7.62)%
Depreciation and amortization (“D&A”) decreased by $60 thousand, or 7.62% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The primary driver for the decrease in D&A relates to the Company selling mobile hardware in April 2023. As a result of the sale, there is no expense for mobile hardware depreciation during the year ended December 31, 2024 and $30 thousand of expense for mobile hardware depreciation during the year ended December 31, 2023. Additionally, there was a decrease in D&A during the year ended December 31, 2024 due to fully depreciating the Pixelpin (a company we acquired in March 2021) intangible asset. There was amortization expense of $23 thousand during the year ended December 31, 2023 compared to $2 thousand during the year ended December 31, 2024.
Operating loss

	For the years ended December 31,
	2024	2023	$ Change	% Change
Operating loss	$(9,367,417)	$(7,889,802)	$(1,477,615)	18.73%
The Company’s Operating loss increased by $1.48 million or 18.73% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in Operating loss was mostly related to the termination of the September
43

15, 2022 Master Services Agreement with IGS ("IGS Contract") which resulted in $2.51 million decrease in Net revenue when comparing the year ended December 31, 2024 with the year ended December 31, 2023 and the release from future contractual obligations for maintenance and upgrades as a result of the termination of the IGS Contract.
This was partially offset by the Software Revenue recognized in November 2024 by QID amounting to $1.00 million for the year ended December 31, 2024. No such revenue was recognized for the year ended December 31, 2023.
Interest expense, net

	For the years ended December 31,
	2024	2023	$ Change	% Change
Interest expense, net	(509,784)	(73,273)	$(436,511)	595.73%
Interest expense, net increased by $437 thousand, or 595.73% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in interest expense is primarily due to an increase of $429 thousand as a result of TSI entering into two subordinated business loans and security agreements during the year ended December 31, 2024.
Furthermore, interest expense was also increased by a further $22 thousand as a result of the Malta loan interest rate increasing from 4.5% for the year ended December 31, 2023 to 6.5% for the year ended December 31, 2024.
Additionally, the Company recorded $12 thousand in interest expense during the year ended December 31, 2024 for interest accrued on payroll tax obligations imposed under the laws of the Republic of Malta. This figure decreased from $34 thousand as the Company caught up with its tax obligations to Malta in 2024, hence incurring less interest than it did in 2023 when the Company had balances owed to Malta for prior fiscal years' tax obligations that were accruing interest during 2023.
Change in fair value of warrant liability

	For the years ended December 31,
	2024	2023	$ Change	% Change
Change in fair value of warrant liability	$1,497	$5,033	$(3,536)	(70.26)%
The Company recognized a gain in Change in fair value of warrant liability during the year ended December 31, 2024 of $1 thousand compared to a gain of $5 thousand during the year ended December 31, 2023. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the consolidated financial statements provided under Item 1 of this report.
Other income

	For the years ended December 31,
	2024	2023	$ Change	% Change
Other income	$805,876	$309,896	$495,980	160.05%
Other income increased by $0.50 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. During the year ended December 31, 2024, the Company signed a license agreement with Boumarang in exchange for 5,000,000 prepaid warrants from Boumarang that were valued at $1.00 per warrant or $5.00 million and accounted for by recording as an investment and other income. Subsequently, the Company recorded a $4.38 million impairment to other income for the Boumarang prepaid warrants as a result of a change in fair value identified by an observable market transaction. The net impact to other income, $705 thousand,.
In addition, there was an increase of $187 thousand for the gain from a settlement of a mobile hardware bill that was outstanding as of December 31, 2023, which we negotiated for a lower payment, and paid during the year ended December 31, 2024.
44

Other expense

	For the years ended December 31,
	2024	2023	$ Change	% Change
Other expense	$(1,527,520)	$(2,981)	$(1,524,539)	51141.87%
Other expense increased by $1.52 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. During the year ended December 31, 2024, the Company incurred a $1.17 million loss during the year ended December 31, 2024 due to the Company entering into a Termination and Release Agreement between the Company and an institutional investor that terminated the remaining stock purchase warrants in exchange for the Company making a $1,650,000 payment to the institutional investor. In addition, the Company recorded a $360 thousand inducement expense as a result of the Company entering into a securities purchase agreement on September 10, 2024 as an inducement to a previously executed securities purchase agreement dated July 13, 2024.
Liquidity and Capital Resources
As of December 31, 2024, the Company had approximately $2.78 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the year ended December 31, 2024 of $10.61 million, Net operating cash outflows of $8.92 million for the same period, and an accumulated deficit of $61.46 million as of December 31, 2024. During the year ended December 31, 2024, the Company entered into a number of financing arrangements with institutional investors pursuant to which it raised capital from the (registered and unregistered) sale of its Class A Common Stock, as well as warrants convertible into shares of its Class A Common Stock, to help support its operations.
The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations.
As of December 31, 2024, the Company had a balance of $3.06 million in Current portion of loans payable. The entire balance was repaid subsequent to December 31, 2024. For more information see Note 2 to the consolidated financial statements provided under Item 1 of this report.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies as such we may seek additional equity or debt financing on an as needed or opportunistic basis. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2024 of $12.54 million, Net operating cash outflows of $8.92 million for the same period, and an Accumulated deficit of $61.46 million as of December 31, 2024.
The Company’s ability to continue as a going concern in the next twelve months, following the date the consolidated financial statements were available to be issued, is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for 12 months since issuance date.
45

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Net cash flows from operating activities	$(8,919,422)	$(7,852,546)
Net cash flows from investing activities	$(906,671)	$(401,680)
Net cash flows from financing activities	$9,492,022	$10,213,410
Operating Activities
Net cash flows used in operating activities increased by 13.59% from $7.85 million during the year ended December 31, 2023, compared to $8.92 million during the year ended December 31, 2024. Of the $10.61 million net loss for the year ended December 31, 2024, there were various cash and non-cash adjustments that were added back or deducted to the Net loss to arrive at $8.92 million cash used for operating activities for the year ended December 31, 2024.
Those adjustments included the $619 thousand increase from the refundable license fee under the license agreement with Boumarang which was added back to the net loss, since it was a non-cash investment gain. Other cash reductions included $1.58 million from the timing of accruals, accounts payable, and related party payables and $353 thousand the timing of the accounts receivable. Cash and noncash reductions also included $162 thousand for the gain on the sale of property and equipment resulting from the sale of mobile hardware assets.
The reductions to the Net loss were partly offset by adding back certain cash and noncash adjustments including the loss on termination of a warrant agreement, and certain other transaction documents with a previous institutional investor in the Company amounting to $1.17 million, stock-based compensation expense totaling $1.32 million, $729 thousand for non-cash depreciation and amortization, loss on inducement agreement amounting to $360 thousand, amongst others.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was $907 thousand, compared to net cash of $402 thousand used in the year ended December 31, 2023. Cash used in investing activities during the year ended December 31, 2024 related primarily to new and continued investments in technologies that we intend to capitalize and monetize over time totaling $792 thousand for capitalized software, patents, and trademarks. The Company continued to prioritize intellectual property, which produced eight (8) new pending patent applications and six (6) issued patents with the United States Patent and Trademark Office during the year ended December 31, 2024.
Furthermore, on August 6, 2024, the Company made an investment in Boumarang, purchasing 100,000 shares of Boumarang’s common stock at a price per share of $1.00 for a total investment amount of $100 thousand.
Financing Activities
During the year ended December 31, 2024, Net cash flows from financing activities was $9.49 million, compared to Net cash flows from financing activities of $10.21 million for the year ended December 31, 2023. The Company raised $8.57 million in net proceeds from multiple security purchase agreements with institutional investors for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. The Company took out $3.85 million in loans payable and repaid $1.22 million in principal and interest during the year ended December 31, 2024.
The increase to financing activities were offset by $1.65 million due the termination of a warrant agreement and there was a $57 thousand in tax withholding payments for net issuances on employee equity compensation issued during the year ended December 31, 2024.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. Our significant accounting policies are disclosed in Note 1 to our
46

consolidated financial statements in this Annual Report on Form 10-K. Management believes that there are no critical accounting estimates in these financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
47

Item 8. Financial Statements and Supplementary Data
T STAMP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
T Stamp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T Stamp Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1, the accompanying consolidated financial statements reflect retrospective application of the reverse stock split.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Marlton, New Jersey
March 31, 2025

T STAMP INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,783,321	$3,140,747
Accounts receivable, net (includes unbilled receivables of $0 and $143,219 as of December 31, 2024 and 2023, respectively)	332,931	686,327
Notes receivable	1,000,000	—
Related party receivables	21,932	44,087
Prepaid expenses and other current assets	529,116	826,781
Total Current Assets	4,667,300	4,697,942
Capitalized internal-use software, net	1,549,332	1,472,374
Goodwill	1,248,664	1,248,664
Intangible assets, net	213,278	223,690
Property and equipment, net	31,675	56,436
Operating lease right-of-use assets	152,569	164,740
Investment	719,212	—
Other assets	17,794	29,468
Total Assets	$8,599,824	$7,893,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298,207	$1,232,118
Related party payables	56,594	82,101
Accrued expenses	521,137	1,143,890
Deferred revenue	141,168	10,800
Income tax payable	7,806	1,975
Current portion of loans payable	3,056,384	—
Short-term operating lease liabilities	84,549	81,236
Short-term financial liabilities	—	162,130
Total Current Liabilities	4,165,845	2,714,250

Warrant liabilities	255,039	256,536
Notes payable, plus accrued interest of $58,235 and $40,317, as of December 31, 2024 and 2023, respectively	951,727	953,877
Long-term operating lease liabilities	38,369	53,771
Total Liabilities	5,410,980	3,978,434

Commitments, Note 13

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 2,023,351 and 613,206 shares issued, and 2,023,351 and 609,557 outstanding at December 31, 2024 and 2023, respectively	20,234	6,096
Treasury stock, at cost: 0 and 3,649 shares held as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	64,284,462	54,460,960
Accumulated other comprehensive income	181,148	139,670
Accumulated deficit	(61,458,439)	(50,853,285)
Total T Stamp Inc. Stockholders’ Equity	3,027,405	3,753,441
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	3,188,844	3,914,880
Total Liabilities and Stockholders’ Equity	$8,599,824	$7,893,314
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
Net revenue	$3,082,348	$4,560,275
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,067,450	914,176
Research and development	2,139,727	2,350,677
Selling, general, and administrative	8,513,188	8,395,638
Depreciation and amortization	729,400	789,586
Total Operating Expenses	12,449,765	12,450,077
Operating Loss	(9,367,417)	(7,889,802)
Non-Operating Income (Expense):
Interest expense, net	(509,784)	(73,273)
Change in fair value of warrant liability	1,497	5,033
Other income	805,876	309,896
Other expense	(1,527,520)	(2,981)
Total Other Income (Expense), Net	(1,229,931)	238,675
Net Loss before Taxes	(10,597,348)	(7,651,127)
Income tax (expense) benefit	(7,806)	13,485
Net Loss	(10,605,154)	(7,637,642)
Deemed dividend	(1,939,439)	—
Net loss before non-controlling interest	(12,544,593)	(7,637,642)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(12,544,593)	$(7,637,642)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(11.36)	$(16.07)
Weighted-average shares used to compute basic and diluted net loss per share	1,104,225	475,171
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2024	2023
Net loss including non-controlling interest	$(12,544,593)	$(7,637,642)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	41,478	(97,582)
Total Other Comprehensive Income (Loss)	41,478	(97,582)
Comprehensive loss	(12,503,115)	(7,735,224)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(12,503,115)	$(7,735,224)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	323,621	$3,237	$39,541,489	3,768	$—	$(18,547)	$237,252	$(39,299,726)	$161,439	$625,144
Exercise of warrants to common stock	182,750	1,828	2,853,886	—	—	—	—	—	—	2,855,714
Exercise of options to common stock	116	1	1,999	—	—	—	—	—	—	2,000
Issuance of common stock	1,403	14	(14)	(1)	—	—	—	—	—	—
Issuance of common stock warrants	—	—	3,915,917	—	—	—	—	(3,915,917)	—	—
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	87,498	874	7,463,438	—	—	—	—	—	—	7,464,312
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	13,853	139	(79,040)	(118)	—	—	—	—	—	(78,901)
Reverse stock split rounding	316	3	(3)	—	—	—	—	—	—	—
Repayment of shareholders loan through in-kind services	—	—	—	—	—	18,547	—	—	—	18,547
Stock-based compensation	—	—	763,288	—	—	—	—	—	—	763,288
Currency translation adjustment	—	—	—	—	—	—	(97,582)	—	—	(97,582)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	—	(7,637,642)	—	(7,637,642)
Balance, December 31, 2023	609,557	$6,096	$54,460,960	3,649	$—	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of warrants to common stock	803,865	8,039	3,474,651	—	—	—	—	—	—	3,482,690
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	—	(483,560)
Issuance of common stock in relation to vested restricted stock units and grants	21,716	216	(57,209)	(3,649)	—	—	—	—	—	(56,993)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	569,756	5,698	7,382,173	—	—	—	—	—	—	7,387,871
Stock-based compensation prepaid for third party future services	18,457	185	130,963	—	—	—	—	—	—	131,148
Stock-based compensation	—	—	1,315,923	—	—	—	—	—	—	1,315,923
Currency translation adjustment	—	—	—	—	—	—	41,478	—	—	41,478
Net loss	—	—	—	—	—	—	—	(10,605,154)	—	(10,605,154)
Balance, December 31, 2024	2,023,351	$20,234	$64,284,462	—	$—	$—	$181,148	$(61,458,439)	$161,439	$3,188,844

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,605,154)	$(7,637,642)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	729,400	789,586
Stock-based compensation	1,315,923	763,288
Change in fair value of warrant liability	(1,497)	(5,033)
Repayment of shareholder loan through in-kind services	—	18,547
Impairment of intangible assets	27,590	31,474
Gain on sale of property and equipment	—	(216,189)
Non-cash interest	486,420	90,250
Non-cash lease expense	155,765	183,084
Non-cash write off of mobile hardware	(162,130)	(15,775)
Loss on retirement of equipment	10,941	17,930
Loss on inducement agreements	360,307	—
Loss on termination of warrant agreement	1,166,440	—
Non-cash investment gain	(619,212)	—
Changes in assets and liabilities:
Accounts receivable	353,396	322,048
Notes receivable	(1,000,000)	—
Related party receivables	22,155	(12,641)
Prepaid expenses and other current assets	428,813	(244,483)
Other assets	11,674	(27,402)
Accounts payable	(933,911)	260,523
Accrued expense	(622,753)	20,566
Related party payables	(25,507)	(191,075)
Income tax payable	5,831	(19,101)
Deferred revenue	130,368	(1,800,880)
Operating lease liabilities	(154,281)	(179,621)
Net cash flows used in operating activities	(8,919,422)	(7,852,546)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	377,360
Investment	(100,000)	—
Capitalized internally developed software costs	(662,265)	(630,111)
Patent application costs	(129,740)	(144,219)
Purchases of property and equipment	(14,666)	(4,710)
Net cash flows used in investing activities	(906,671)	(401,680)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	7,027,564	7,464,312
Proceeds from exercise of warrants to common stock	1,543,251	2,855,714
Proceeds from exercise of options to common stock	—	2,000
Payment to terminate common stock warrant agreement	(1,650,000)	—
Forfeited common stock shares to satisfy taxes	(56,993)	(78,901)
Proceeds from loans	3,845,000	—
Principal payments on loans	(1,216,800)	—
Principal payments on financial liabilities	—	(29,715)
Net cash flows from financing activities	$9,492,022	$10,213,410
Effect of foreign currency translation on cash	(23,355)	(72,931)
Net change in cash and cash equivalents	(357,426)	1,886,253
Cash and cash equivalents, beginning of period	3,140,747	1,254,494
Cash and cash equivalents, end of period	$2,783,321	$3,140,747

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$180,562	$580

Supplemental disclosure of non-cash activities:
Adjustment to financing activities for deemed dividend related to inducement transactions	$1,939,439	$—
Equity issued for professional services	$150,000	$—
Adjustment to operating lease right-of-use assets related to renewed leases	$143,594	$82,185
Adjustment to operating lease operating lease liabilities related to renewed leases	$142,192	$83,298
Adjustment to operating lease right-of-use assets related to terminated leases	$—	$96,639
Adjustment to operating lease liabilities related to terminated leases	$—	$89,922
Prepaid rent expense reclassified upon termination of leases	$—	$7,674
Adjustment to operating lease liabilities related to new lease commencement	$—	$41,051
Adjustment to operating lease right-of-use assets for new lease commencement	$—	$46,512
Adjustment to prepaid rent upon commencement of new lease	$—	$5,462

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
Reverse Split — On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, which was previously approved by the Company’s stockholders at the special meeting held on November 18, 2024 and described in the Company’s definitive proxy statement filed with the SEC on September 30, 2024, to effectuate a reverse stock split at a ratio of one (1) share of Common Stock for every fifteen (15) shares of Common Stock (the “Reverse Stock Split”) which became effective as of the opening of business on January 6, 2025 (the “Effective Time”). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.
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
Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2024 of $10.61 million, negative Net operating cash outflows of $8.92 million for the same period, negative working capital of $501 thousand and an Accumulated deficit of $61.46 million as of December 31, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy the Company’s capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for twelve months since issuance date.
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
Basis of Consolidation — The accompanying consolidated financial statements reflect the activity of the Company and its subsidiaries, Trust Stamp Malta Limited (“Trust Stamp Malta”), Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Trust Stamp Denmark ApS, Trust Stamp Nigeria Limited, Quantum Foundation, Trusted Mail Inc. (“Trusted Mail”), and Finnovation LLC (“Finnovation”). All significant intercompany transactions and accounts have been eliminated.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
Variable Interest Entity — On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2024 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
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

Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2024 and 2023, the Company had $2.16 million and $2.62 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
One customer represented 78.50%, of the balance of total Accounts receivable as of December 31, 2024 and three customers represented 91.11% or 53.55%, 30.43%, and 7.13%, of the balance of total Accounts receivable as of December 31, 2023. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of December 31, 2024 and 2023, the Company had not experienced any significant losses on its Accounts receivable.
During the year ended December 31, 2024, the Company sold to primarily three customers which made up approximately 90.14% of total Net revenue, and consisted of 43.94%, 32.44%, and 13.76% from an S&P 500 Bank, QID, and Mastercard respectively.
Additionally, during the year ended December 31, 2023, the Company sold to primarily three customers which made up approximately 89.75% of total Net revenue, and consisted of 55.04%, 17.77%, and 16.94% from IGS, an S&P 500 Bank, and Mastercard, respectively.
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

The Company has historically experienced immaterial write-offs given the nature of the customers and contracts. As of December 31, 2024, the Company had gross receivables (including unbilled receivables) of $344 thousand and an allowance for credit losses of $11 thousand. As of December 31, 2023, the Company had gross receivables of $694 thousand and $8 thousand allowance for credit losses.

As of December 31, 2024, Accounts receivable includes no unbilled receivables and as of December 31, 2023, Accounts receivable includes unbilled receivables of $143 thousand.
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
As of December 31, 2024, the Company determined that $25 thousand of Capitalized internal-use software and $2 thousand of Intangible assets were impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2024. As of December 31, 2023, the Company determined that $19 thousand of Capitalized internal-use software and $12 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2023.
Investment — Cost method investments are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investment on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the investments would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company evaluates the investment on a quarterly basis for indicators of impairment or observable price changes in orderly transactions for the same or similar investments.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill during the year ended December 31, 2024.
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
Revenue Recognition — The Company derives its revenue primarily from professional services. The components of these revenues include but are not limited to:
•Software License and Subscription
•Software Usage (Orchestration Layer)
•Web Hosting Fees
•Software Development.
Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company allocates the transaction price to each performance obligation in an amount that depicts the amount of consideration to which the Company expects to be entitled for transferring the promised goods or services to the customer. The best evidence of a standalone selling price is the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company the Company estimates the standalone selling price at an amount that results in the allocation of the transaction price meeting the allocation objectives by considering all information (including market conditions, entity-specific factors, and information about the customer or class of customer) reasonably available.
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
At contract inception, the Company will assess the services agreed upon within each contract and assess whether each service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. In general, each contract with a customer consists of a single performance obligation to perform services in which revenue is recognized when the service has been delivered. For performance obligations that the Company satisfies over time, The Company recognizes revenue over time using an output method based on the passage of time, as our customers simultaneously receive and consume the benefits of our services throughout the contract term. This method provides a faithful depiction of the transfer of services because our customers have continuous access to the platform and its features during the contract period, and the benefits of the service are consumed over time.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of December 31, 2024 and 2023, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the years ended December 31,
	2024	2023
Professional services (over time)	$1,509,348	$4,260,275
License fees (over time)	573,000	300,000
License fees (one time)	1,000,000	—
Total Revenue	$3,082,348	$4,560,275
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
Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $60 thousand and $224 thousand for the years ended December 31, 2024 and 2023, respectively.
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
There were no discrete items that impacted the effective tax rate for the years ended December 31, 2024 and 2023, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.
The Company had an effective tax rate of 0% for the years ended December 31, 2024 and 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
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
The Company had unrecognized tax benefits of $179,778 and $129,082 as of December 31, 2024 and 2023, respectively.
It is the Company’s policy to recognize interest and penalties related to income tax matters in Income tax benefit (expense). The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2024 and 2023.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2021 through 2023.
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
Recent Accounting Pronouncements Not Yet Adopted — In January 2025, the FASB issued ASU Update 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". The Board issued this Update to clarify the effective date of Accounting Standards Update 2024-03 to be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027., "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
In November 2024, the FASB issued Update 2024-03 on November 4, 2024 to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
Recently Adopted Accounting Pronouncement — In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures". ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 12 for the disclosures related to our single operating segment.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard as of January 1, 2025, and the guidance did not have a material impact on its consolidated financial statements or related disclosures.
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
2. Borrowings
Promissory Notes Payable

	As of December 31,
	2024	2023
Malta loan receipt 3 – June 3, 2022	$474,662	$507,035
Malta loan receipt 2 – August 10, 2021	293,075	313,063
Malta loan receipt 1 – February 9, 2021	60,168	64,271
Interest added to principal	65,587	29,191
Total principal outstanding	893,492	913,560
Plus: accrued interest	58,235	40,317
Total promissory notes payable	$951,727	$953,877
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2024, the balance received was $828 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate increased from 4.5% for the year ended December 31, 2023 to 6.5% for the year ended December 31, 2024.
Subordinated Business Loans

	December 31, 2024	December 31, 2023
Agile loan agreement 1 - July 9, 2024	$315,000	$—
Agile loan agreement 2 - August 29,2024	$530,000	—
Interest added to loan agreement 1 - July 9, 2024	$138,600	—
Interest added to loan agreement 2 - August 29, 2024	$233,200	—
Total principal and interest outstanding	$1,216,800	—
Less: loan repayments	$1,216,800	—
Total promissory notes payable	$—	$—
On July 9, 2024, the Company entered into a subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $453,600 with the principal amount of $315,000 and interest of $138,600. Commencing July 18, 2024, the Company is required to make weekly payments of $16 thousand until the due date, The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $15 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 9, 2024, in the principal amount of $315,000 which note is secured by all of the Company’s assets, including receivables.
On August 29, 2024, the Company entered into another subordinated secured promissory note with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $763,200 with the principal amount of $530,000 and interest of $233,200. Commencing September 6, 2024, the Company is required to make weekly payments of $27 thousand until the due date, March 14, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $27 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated August 29, 2024, in the principal amount of $530,000 which note is secured by all of the Company’s assets, including receivables.
On November 15, 2024, the last payment was made by the Company to Agile in order to settle the remaining balance of the promissory note. Even though the Company decided to repay all the balance remaining of the loan ahead of schedule, as per one of the contract clauses, the agreement specified a "Make-Whole Premium," which means that the Company must pay the remaining interest that would have accrued through the full 28 weeks, even if repaying early. The remaining interest that would have accrued for Agile Loan agreement 1 amounted to $20 thousand, meanwhile for Agile loan agreement 2, this amounted to $150 thousand. This resulted in a final figure of $1,216,800, which represents the total amount owed by the Company and also the total amount paid by the Company to Agile.
Secured Promissory Note

	As of December 31,
	2024	2023
SentiLink loan agreement - November 13, 2024	$3,000,000	$—
Interest added to principal	$56,384	—
Total secured promissory note payable	$3,056,384	$—
On November 13, 2024, the Company entered into a secured promissory note with SentiLink Corporation whereas the Company promised to pay to SentiLink Corp. the principal sum of $3,000,000. Interest expense accrued from the date of this Promissory Note on the unpaid principal amount at a rate equal to 14% per annum, computed as simple interest on the basis of a year of 365 days. On January 10, 2025 the Company repaid the secured promissory note in full totaling $3,069,041, including $69,041 of total interest expense.
3. Warrants
The following table summarizes warrant activity for the years ended December 31, 2024 and 2023:

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	491,005	$27.42	4.27	$1,479,946
Warrants issued	2,393,335	5.74
Warrants exercised	(803,868)	7.81
Warrants canceled and forfeited	(287,405)	32.43
Warrant liability variable share change	33,526
Balance as of December 31, 2024	1,826,593	$6.36	4.48	12,767,731
Warrants exercisable as of December 31, 2024	1,826,593	$6.36	4.48	12,767,731

Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2023 to December 31, 2024:

Warrants ($)
Balance as of January 1, 2023	$261,569
Additional warrants issued	—
Change in fair value	(5,033)
Balance as of December 31, 2023	$256,536

Balance as of January 1, 2024	256,536
Additional warrants issued	—
Change in fair value	(1,497)
Balance as of December 31, 2024	$255,039
As of December 31, 2024, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of December 31, 2024.
On December 16, 2016, the Company issued an investor warrant to purchase $50 thousand worth of shares of our Class A Common Stock. The warrants have no vesting period and expires on December 16, 2026. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, defining the determination date. The number of shares to be purchased is settled as 428 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of December 31, 2024, the warrant liability is recorded at $5 thousand which is a $1 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $7 thousand as of December 31, 2023.

As of December 31,
	2024	2023
Fair Value of Warrants	$1.62 — $12.19	$13.95 — $30.15
Exercise price	$2.42 — $7.35	$7.95 — $14.40
Risk free interest rate	3.51% — 4.50%	4.09% — 4.74%
Expected dividend yield	—%	—%
Expected volatility	79.19% — 170.24%	79.08% — 92.90%
Expected term	2 years	3 years

Equity Classified Warrants

		As of December 31,
Warrant Issuance Date	Strike Price	2024	2023
November 9, 2016	$46.80	5,342	5,342
January 23, 2020	$120.00	—	12,430
January 23, 2020	$120.00	—	34,974
April 18, 2023	$20.10	—	51,689
June 5, 2023	$4.80	—	85,314
December 21, 2023	$4.80	—	240,000
April 3, 2024	$14.55	—	—
April 3, 2024	$15.90	—	—
September 3, 2024	$4.82	—	—
September 3, 2024	$4.83	190,987	—
September 3, 2024	$4.83	636,404	—
September 10, 2024	$3.41	250,930	—
December 5, 2024	$8.10	370,370	—
December 5, 2024	$8.10	277,778	—
Total warrants outstanding		1,731,811	429,749
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
January 23, 2020
In January 2020, the Company issued REach®, a related party, a warrant to purchase 12,430 shares of the Company’s Class A Common Stock at an exercise of $120.00 per share in exchange for the cancellation of a $100 thousand SAFE issued on August 18, 2017 by the Company’s affiliate Trusted Mail Inc. with a value of $125 thousand. The warrants were issued on January 23, 2020. There is no vesting period, and the warrants expired on December 20, 2024.
January 23, 2020
In January 2020, the Company issued SCV, a related party, a warrant to purchase 62,141 shares of the Company’s Class A Common Stock at a strike price of $120.00 per share in exchange for $300 thousand in cash and “Premium” sponsorship status with a credited value of $100 thousand per year for 3 years totaling $300 thousand. This “premium” sponsorship status provides the Company with certain benefits in marketing and networking, such as the Company being listed on the investor’s website, as well as providing the Company certain other promotional opportunities organized by the investor. The warrants were issued on January 23, 2020. There is no vesting period.
On December 21, 2021, SCV executed a Notice of Exercise for certain of its warrants to purchase 27,168 shares of Class A Common Stock at an exercise price of $120.00 per share for a total purchase price of $3.26 million. The closing occurred on January 10, 2022 and resulted in total cash proceeds of $3.26 million to the Company for the warrant exercise.
The warrants to purchase the remaining 34,974 shares of the Company’s Class A Common Stock expired on December 20, 2024 and are no longer outstanding as of December 31, 2024.
April 18, 2023
On April 14, 2023, the Company entered into a securities purchase agreement (“SPA”) with Armistice Capital Master Fund Ltd. Pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 37,559 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $49.50 per share, and pre-funded warrants to purchase up to 67,330 shares of Class A Common Stock, at a price of $49.485 per prefunded warrant, at an exercise price of $0.015 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 104,889 shares of Class A Common Stock, at an exercise price of $49.50 per share. On April 18, 2023, the Company sold 37,559 shares of Class A Common Stock to the institutional investor at a price of $49.50 per share for total proceeds $1,859,154. Additionally, on same date, the institutional investor purchased and exercised the 67,330 pre-funded warrants, for total proceeds to the Company of $3,332,835, resulting in an aggregate issuance by the Company of 104,889 shares of Class A Common Stock for net proceeds of $4,778,550 from the registered direct offering after deducting placement fee and legal expense of $363,439 and $50,000, respectively.
On December 21, 2023, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the warrants to purchase the remaining 104,889 shares of Class A Common Stock of the Company was reduced to $20.10 for a total purchase price of $2,108,262.
On December 21, 2023, the remaining 104,889 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $20.10 per warrant were exercised for total proceeds of $2,108,262.
On December 21, 2023, the Company issued 53,200 shares of Class A Common Stock of the 104,889 exercised. Due to the beneficial ownership limitation provisions in the Inducement Agreement the remaining 51,689 common stock purchase warrants exercised on December 21, 2023 were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. On February 7, 2024 and February 27, 2024, the Company issued 21,334 and 30,355 shares, respectively.
All warrants related to this investment have been exercised and are no longer outstanding as of December 31, 2024.
June 5, 2023
On June 1, 2023, the Company entered into a securities purchase agreement (“SPA”) with an Armistice Capital Master Fund Ltd. Pursuant to which the Company agreed to issue and sell to the investor (i) in a registered direct offering, 49,094 shares of Class A Common Stock, par value $0.01 per share of the Company at a price of $34.50 per share, and pre-funded warrants to purchase up to 36,220 shares of Class A Common Stock, at a price of $34.485 per prefunded warrant, at an exercise price of $0.015 per share of Class A Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 85,314 shares of Class A Common Stock, at an exercise price of $34.50 per share. On June 5, 2023, the Company sold 49,094 shares of Class A Common Stock to the institutional investor at a price of $34.50 per share for total proceeds of $1,693,720. Additionally, on same date, the institutional investor purchased the 36,220 pre-funded warrants at a price of $34.485 per prefunded warrant, for total proceeds to the Company of $1,249,047, resulting in an issuance by the Company of 49,094 shares of Class A Common Stock for net proceeds of $2,686,773 from the registered direct offering after deducting placement fee and legal expense of $205,994 and $50,000, respectively.
On June 12, 2023, the institutional investor exercised 21,487 pre-funded warrants at a price of $0.015 per prefunded warrant, resulting in an issuance by the Company of 21,487 shares of Class A Common Stock for total proceeds of $322. Additionally, on June 23, 2023, the institutional investor exercised 14,734 pre-funded warrants at a price of $0.015 per prefunded warrant, resulting in an issuance by the Company of 14,734 shares of Class A Common Stock for total proceeds of $221.
On December 21, 2023, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 85,314 shares of Class A Common Stock of the Company was reduced to $20.10 for a total purchase price of $1,714,798. The common stock purchase warrants to purchase 85,314 shares of the Company’s Class A Common Stock have been exercised and are no longer outstanding as of December 31, 2024.
On December 21, 2023, the institutional investor exercised 7,112 warrants to purchase shares of Class A Common Stock of the Company at a price of $20.10 per warrant for total proceeds of $142,938.
As of December 21, 2023, due to the beneficial ownership limitation provisions in the Inducement Agreement, the 7,112 warrants were unissued and held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. These shares were subsequently issued on February 27, 2024.

On September 3, 2024, the Company entered into an Inducement Agreement with Armistice Capital Master Fund Ltd. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 78,202 shares of Class A Common Stock of the Company was reduced to $4.8345. All of the 78,202 shares were exercised and issued on September 4, 2024.
All warrants related to this investment have been exercised and are no longer outstanding as of December 31, 2024.
December 21, 2023
On December 21, 2023, the Company entered into a warrant exercise agreement (the “WEA”) with a certain existing institutional investor, pursuant to which the institutional investor agreed to exercise (the “Exercise”) (i) a portion (7,112) of the warrants issued to the institutional investor on June 5, 2023, which are exercisable for 85,314 shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) with a current exercise price of $34.50 per share (the “June 2023 Warrants”), (ii) all of the warrants issued to the institutional investor on September 14, 2022, as amended on June 5, 2023, which are exercisable for 8,000 shares of Class A Common Stock, with a current exercise price of $34.50 per share (the “September 2022 Warrants”), and (iii) all of the warrants issued to the institutional investor on April 18, 2023, which are exercisable for 104,889 shares of Class A Common Stock, with a current exercise price of $49.50 per share (the “April 2023 Warrants” and collectively with all of the June 2023 Warrants and the September 2022 Warrants, the “Existing Warrants”). In consideration for the immediate exercise of 120,000 of the Existing Warrants for cash, the Company agreed to reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $20.10 per share, which is equal to the most recent closing price of the Company’s Class A Common Stock on The Nasdaq Stock Market prior to the execution of the WEA. As of December 31, 2024, Armistice had submitted an Exercise Notice for 61,200 Existing Warrants and the shares of Class A Common Stock were issued to the warrant holders. The remaining 58,801 Existing Warrants from this exercise are held in abeyance until the Company receives notice from the holders that the remaining shares may be issued in compliance with the beneficial ownership limitation. As of the date of this report, the remaining 58,801 Existing Warrants have been issued.
In addition, in consideration for such Exercise, the Selling Stockholder received new unregistered warrants to purchase up to an aggregate of 240,000 shares of Class A Common Stock, equal to 200% of the shares of Class A Common Stock issued in connection with the Exercise, with an exercise price of $20.10 per share (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).
On September 3, 2024, the Company entered into an Inducement Agreement with an institutional investor. Pursuant to the terms of the Inducement Agreement, the exercise price for the common stock purchase warrants to purchase the remaining 240,000 shares of Class A Common Stock of the Company was reduced to $4.8345. The 240,000 warrants were subsequently exercised resulting in the Company receiving $1,160,280 in cash proceeds.

Due to the beneficial ownership limitation provisions in the Inducement Agreement, 47,131 shares were issued on September 4, 2024.

The warrants to purchase the remaining 192,869 shares are held in abeyance for benefit of the institutional investor until notice from the institutional investor that the shares may be issued in compliance with the beneficial ownership limitation. These shares were subsequently issued on November 5, 2024.
All 240,000 warrants related to this investment have been exercised and are no longer outstanding as of December 31, 2024.
April 3, 2024
On April 3, 2024, the Company closed a Securities Purchase Agreement with a certain institutional investor. Pursuant to the terms of the Securities Purchase Agreement, the investor agreed to purchase from the Company 33,333 shares of Class A Common Stock, par value $0.01 of the Company and pre-funded warrants to purchase 100,001 shares of Class A Common Stock of the Company (“Warrant A”) at a purchase price of $14.52 per share resulting in a total purchase price of $1,936,000. The Company paid offering costs of $245,520 resulting in net proceeds of $1,690,480.
Additionally, pursuant to the Securities Purchase Agreement, as additional consideration for the share and Warrant A purchase described above, the Company agreed to issue to the Selling Stockholder a stock purchase warrant for the purchase of 133,334 shares of the Company’s Class A Common Stock at an exercise price of $14.52 per share (“Warrant

B”), and a stock purchase warrant for the purchase of 106,667 shares of the Company’s Class A Common Stock at an exercise price of $15.90 per share (“Warrant C”).
On May 24, 2024, the institutional investor exercised 36,140 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0.
On July 26, 2024, the institutional investor exercised a further 53,273 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0.
On August 20, 2024, the institutional investor exercised the remaining 10,588 pre-funded warrants from Warrant A to purchase shares of Class A Common Stock of the Company at an exercise price of $0.00 per warrant for total proceeds of $0. Subsequent to the August 20, 2024 exercise, there were no remaining securities in Warrant A.
On September 3, 2024, the Company entered into a Termination and Release Agreement under which the transaction entered into between the Company and institutional investor that terminated the remaining 133,334 stock purchase warrants in Warrant B and 106,667 stock purchase warrants in Warrant C. In consideration of the termination of the Transaction Documents, the Company made a $1,650,000 payment to the institutional investor.
All warrants related to this investment have been exercised or terminated and are no longer outstanding as of December 31, 2024.
September 3, 2024
On September 3, 2024, the Company entered into a securities purchase agreement with a single institutional investor to purchase 95,494 shares of Class A Common Stock, par value $0.01 of the Company (or pre-funded warrants in lieu thereof) in a registered direct offering priced at-the-market under Nasdaq rules. The shares were purchased at $4.8195 resulting in proceeds of $460,230.
On November 6, 2024, the 95,494 shares were issued upon the exercise of the warrants for $0.015 per share resulting in $1,432 in proceeds.
In a concurrent private placement, the Company also agreed to issue and sell unregistered warrants to purchase up to an aggregate of 190,987 shares of Class A Common Stock, par value $0.01 of the Company. The exercise price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant is $4.8345. The private placement warrants will be exercisable upon receipt of shareholder approval and will expire five years from the shareholder approval date and will have an exercise price of $4.8345 per share.
The warrants to purchase the remaining 190,987 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2024.
September 3, 2024
On September 3, 2024, the Company also entered into a warrant inducement agreement with a single institutional investor to exercise 78,203 outstanding warrants that the Company issued on June 5, 2023 (as amended on December 20, 2023) and 240,000 outstanding warrants that the Company issued on December 20, 2023. These warrant exercises are discussed under the June 5, 2023 and December 20, 2023 sections above. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered warrants to purchase an aggregate of 636,404 shares of the Company’s common stock. These warrants will have an exercise price of $4.8345 per share, will be exercisable upon receipt of shareholder approval and will expire five years from the initial exercise date.
In accordance with the Inducement Agreement we recognized a deemed dividend of $1.94 million calculated as the fair value of the warrants and reduction in exercise price of the warrants as described above immediately following the Inducement Agreement. The fair values were determined using the Black Scholes Model. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the statements of operations.
The warrants to purchase the remaining 636,404 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2024.

September 10, 2024
On September 10, 2024, T Stamp Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement the (“SPA”) with a certain institutional investor. The investor and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of the date of this report, all promissory notes have been repaid.
Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to issue certain shares warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances. Warrants shall be exercisable for a period of 24 months beginning on November 1, 2024,
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2024.
December 5, 2024
On December 5, 2024, the Company entered into a securities purchase agreement (the “December 2024 SPA”) with an investor, pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 139,000 shares of Class A Common Stock (the “December 2024 Shares”); and (b) Pre-Funded Warrants (the "December 2024 Pre-Funded Warrants") to purchase 231,370 shares of the Company’s Class A Common Stock at an exercise price of $0.015 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 370,370 shares of Class A Common Stock at an exercise price of $8.10 per share of Class A Common Stock (the “December 2024 Series A Warrants”), and Series B common warrants exercisable for up to 277,778 shares of Class A Common Stock at an exercise price of $8.10 per share (the “December 2024 Series B Warrants”, and collectively with the December 2024 Series A Warrants, (the “December 2024 Private Placement Warrants”). The offering price per December 2024 Share and respective December 2024 Private Placement Warrants was $8.10 and the offering price per December 2024 Pre-Funded Warrant was $8.09.
The December 2024 SPA closed on December 6, 2024 resulting in net proceeds of $2,706,769 which includes $1,125,900 for the December 2024 Shares and $1,870,626 from the December 2024 Pre-Funded Warrants and is net of placement fees, legal expenses, and audit expenses totaling $290 thousand. The 139,000 shares of Class A Common Stock were issued on December 6, 2024.
Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full. Series A Warrants shall be exercisable on or after the Shareholder Approval Date and have a term of exercise equal to 5 years from the Shareholder Approval Date. Series B Warrants shall be exercisable on or after the Shareholder Approval Date and have a term of exercise equal to 5 years from the Shareholder Approval Date. The Company has not obtained shareholder approval as of the date of this report.
The warrants to purchase the 370,370 December 2024 Series A Warrants and the 277,778 December 2024 Private Placement Warrants remain outstanding as of December 31, 2024.
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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. During the year ended December 31, 2024, the Company recorded $4.38 million to other income for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by an observable market transaction.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100 thousand subscription payment on August 6, 2024.
5. Balance Sheet Components
Notes Receivable
Notes receivable as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
QID Note Receivable	$1,000,000	$—
Notes Receivable	$1,000,000	$—
On November 12, 2024, the Company entered into a business arrangement with Qenta. Under the arrangement, Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (I) a $1.0 million license fee in the form of a promissory note, which is due and payable in three equal tranches on December 31, 2024; February 1, 2025, and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received no payments pursuant to this note during the year ended December 31, 2024. The Company has received $600 thousand in payments pursuant to this note as of the date of this report.

Prepaid expenses and other current assets
Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Prepaid operating expenses	$417,106	$216,875
Rent deposit	26,530	28,400
Value added tax receivable	42,000	116,095
Tax credit receivable (short-term)	25,045	102,151
Miscellaneous receivable	18,435	363,260
Prepaid expenses and other current assets	$529,116	$826,781
Capitalized internal-use software, net
Capitalized internal-use software, net as of December 31, 2024 and 2023 consisted of the following:

		As of December 31,
	Useful Lives	2024	2023
Internally developed software	5 Years	$4,517,327	$3,901,801
Less: Accumulated depreciation		(2,967,995)	(2,429,427)
Capitalized internal-use software, net		$1,549,332	$1,472,374
Amortization expense is recognized on a straight-line basis and for the year ended December 31, 2024 and December 31, 2023 totaled $562 thousand and $557 thousand, respectively.
The Company determined that as years ended December 31, 2024 and 2023, $25 thousand and $19 thousand, respectively of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software were expensed to Research and development during the years ended December 31, 2024 and 2023.
Property and equipment, net
Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

		As of December 31,
	Useful Lives	2024	2023
Computer equipment	3-4 Years	$146,896	$152,014
Furniture and fixtures	10 Years	24,973	28,052
Property and equipment, gross		171,869	180,066
Less: Accumulated depreciation		(140,194)	(123,630)
Property and equipment, net		$31,675	$56,436
Depreciation expense is recognized on a straight-line basis and for the year ended December 31, 2024 and year ended December 31, 2023 totaled $32 thousand and $72 thousand, respectively.

On April 26, 2023, the Company sold a portion of the mobile hardware for a gross sales price of $180 thousand and a gain of $108 thousand. On May 26, 2023, the Company sold another portion of the mobile hardware for a gross sales price of $197 thousand and a gain of $108 thousand.

Accrued expenses
Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Compensation payable	$228,435	$377,403
Commission liability	12,937	26,863
Accrued employee taxes	191,447	624,525
Other accrued liabilities	88,318	115,099
Accrued expenses	$521,137	$1,143,890

6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the year ended December 31, 2024.
Intangible assets, net as of December 31, 2024 and 2023 consisted of the following:

		As of December 31,
	Useful Lives	2024	2023
Patent application costs	3 Years	$599,223	$484,035
Trade name and trademarks	3 Years	65,948	70,446
Intangible assets, gross		665,171	554,481
Less: Accumulated amortization		(451,893)	(330,791)
Intangible assets, net		$213,278	$223,690

The Company determined that for the years ended December 31, 2024 and 2023, $2 thousand and $12 thousand, respectively, of Patent application costs were impaired. The impaired Patent application costs were expensed to Selling, general, and administrative expense during the year ended December 31, 2024.
The Company added 6 patents and 1 trademark during the year ended December 31, 2024. The patents issued during the year ended December 31, 2024 increased our total number of patents to 23.
Intangible asset amortization expense is recognized on a straight-line basis and for the years ended December 31, 2024 and 2023 totaled $136 thousand and $160 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2025	116,205
2026	71,622
2027	25,451
$213,278
7. Income Taxes
Net loss before taxes consisted of the following:

	For the years ended December 31,
	2024	2023
U.S.	$(7,289,854)	$(4,433,956)
Non-U.S.	(3,307,494)	(3,217,171)
Net loss before taxes	$(10,597,348)	$(7,651,127)
The components of income tax benefit (expense) are as follows:

	For the years ended December 31,
	2024	2023
Current:
U.S. Federal	$4,606	$—
U.S. State	3,200	2,425
Non-U.S.	—	(15,910)
	$7,806	$(13,485)
Deferred:
U.S. Federal	$—	$—
U.S. State	—	—
Non-U.S.	—	—
	$—	$—
Total income tax benefit (expense)	$7,806	$(13,485)

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following:

	For the years ended December 31,
	2024	2023
Expected tax provision (benefit) at U.S. federal statutory rate	$(2,232,547)	$(1,606,737)
State income taxes, net of federal benefit	11,169	1,560
Foreign tax rate differential	(401,831)	(400,110)
Foreign nondeductible expenses	1,012,744	—
Foreign deferred only adjustment	3,870,611	—
Change in valuation allowance	(2,339,502)	1,869,814
Change in deferred rate impact	(153,018)	—
Prior year deferred tax adjustments	(16,246)	(84,169)
Stock compensation	78,998	296,887
Credits	(196,077)	(181,270)
Warrants	75,350	—
Loss On Investments	244,966	—
Other	53,189	90,540
Total provision (benefit) for income taxes	$7,806	$(13,485)

Temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred Tax Assets:
Net operating losses	$4,341,271	$8,330,939
Section 174	1,285,511	943,401

Tax credits	718,107	516,330
Equity compensation	1,594,665	1,476,296
Lease liability	9,787	3,934
Loss on investment	958,208	—
Other - accruals	5,468	17,448
Other	36,441	36,431
Total Deferred Tax Assets	8,949,458	11,324,779
Deferred Tax Liabilities:
Capitalized internal-use software, net	(45,892)	(88,041)
Right-of-use asset	(10,117)	(3,787)
Total Deferred Tax Liabilities	(56,009)	(91,828)
Net Deferred Tax Assets	8,893,449	11,232,951
Valuation allowance	(8,893,449)	(11,232,951)
Deferred Tax Assets, Net	$—	$—
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Company’s cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2024 and 2023, the net decrease in the total valuation allowance for 2024 was $2,339,502 and the increase for 2023 was $1,869,814, and management has determined that based on all available evidence, a valuation allowance of $8,893,449 and $11,232,951 is appropriate at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had federal net operating loss carrying forwards of $17,219,916, which have an indefinite life. At December 31, 2024, the Company had state net operating loss carry forwards of $3,527,906. State net operating losses generated for years ending December 31, 2017 and prior total $844,783 and will expire in 2037. Net operating losses generated beginning in 2018 total $2,683,123 and have an indefinite life. At December 31, 2024, the Company had foreign net operating loss carry forwards of $2,186,459 with an indefinite carry forward period. Foreign net operating losses of $102,534 will begin to expire in 2026.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the years ended December 31,
	2024	2023
Unrecognized tax benefit/(Expenses) — January 1	$129,082	$83,765
Gross increases — tax positions in current period	—	—
Gross increases — tax positions in prior period	50,696	45,317
Gross decreases — tax positions in current period	—	—
Gross decreases — tax positions in prior period	—	—
Gross decreases — settlements with taxing authorities	—	—
Gross decreases — lapse of statute of limitations	—	—
Unrecognized tax benefits/(Expenses) — December 31	$179,778	$129,082
Included in the balance of unrecognized tax benefit as of December 31, 2024 and December 31, 2023, are $179,778 and $129,082 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2024, and $0 of penalty, and in total, as of December 31, 2024 has recognized $0 of interest and penalty.
The Company is subject to taxation in the US, various state, and foreign jurisdictions. As of December 31, 2024 the Company’s tax returns for 2021, 2022, and 2023 are subject to full examination by the tax authorities. As of December 31, 2024, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2021, except to the extent of NOLs generated in prior years claimed on a tax return.
8. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the years ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	(12,544,593)	(7,637,642)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	1,104,225	475,171

Net loss per share attributable to common stockholders	$(11.36)	$(16.07)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of December 31,
	2024	2023
Options, RSUs, and grants	103,521	60,741
Warrants	1,826,593	491,005
Total	1,930,114	551,746
9. Stock Awards and Stock-Based Compensation
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
During the years ended December 31, 2024 and 2023, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the years ended December 31, 2024 and 2023 included grants totaling, $55 thousand and $6 thousand, respectively, options totaling $0 and $0 and RSUs totaling $6 thousand and $36 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the years ended December 31, 2024 and 2023, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the years ended December 31, 2024 and 2023 included grants totaling, $32 thousand and $82 thousand, respectively, options totaling $6 thousand and $12 thousand respectively and RSUs totaling $1.22 million and $627 thousand, respectively.

The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	26,274	94.05	1.95	$—
Options granted	1,614	16.99
Options exercised	—	—
Options canceled and forfeited	(5,223)	116.07
Balance as of December 31, 2024	22,665	84.28	1.27	—
Options vested and exercisable as of December 31, 2024	22,665	$84.28	1.27
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.
The weighted average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $3.88 and $16.11 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2024 and 2023 was $6 thousand and $12 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the years ended December 31, 2024 and 2023:

For the years ended December 31,
	2024	2023
Fair value of Class A Common Stock	$0.75 — 10.81	$5.70 — $25.05
Exercise price	$8.18 — 24.60	$26.70 — $46.35
Risk free interest rate	3.51 — 4.71%	3.76% — 4.89%
Expected dividend yield	0.00%	0.00%
Expected volatility	79.19 — 164.97%	79.08% — 96.45%
Expected term	3 Years	3 Years
As of December 31, 2024, the Company had 22,665 stock options outstanding of which all are fully vested options.
As of December 31, 2024, the Company has 8,782 common stock grants outstanding of which 7,168 were vested but not issued and 1,614 were not yet vested. All fully vest by December 31, 2025. The Company had unrecognized stock-based compensation related to common stock grants of $6 thousand as of December 31, 2024.
As of December 31, 2024, the Company had 72,074 RSUs outstanding of which 3,437 were vested but not issued and 68,637 were not yet vested. All granted and outstanding RSUs will fully vest by August 1, 2025. The Company had unrecognized stock-based compensation related to RSUs of $18 thousand as of December 31, 2024.

A summary of outstanding RSU activity as of December 31, 2024 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2023	19,504
Granted	27,368
Vested (issued)	(10,652)
Forfeited	(6,480)
Balance as of December 31, 2023	29,740
Granted	69,539
Vested (issued)	(22,146)
Forfeited	(5,059)
Balance as of December 31, 2024	72,074
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the years ended December 31,
	2024	2023
Cost of services	$6,476	$21,836
Research and development	60,686	123,109
Selling, general, and administrative	1,248,761	618,343
Total stock-based compensation expense	$1,315,923	$763,288
10. Stockholders’ Equity
Common Stock — As of December 31, 2024, the Company was authorized to issue 50,000,000 Common Stock. Pursuant to the Company’s Third Amended & Restated Certificate of Incorporation, the Board of Directors of the Company has the right to designate shares of the Company’s Common Stock as either Class A or Class B Common Stock. As of December 31, 2024 and 2023, all shares of Common Stock of the Company have been designated as Class A Common Stock, and there is no issued (or designated) Class B Common Stock.
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
July 13, 2024
On July 13, 2024, the Company entered into a securities purchase agreement with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the securities purchase agreement, DQI agreed, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth in the securities purchase agreement, to purchase from the Company 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $6.525 per share, which was equal to the closing price of the Company’s Class A Common Stock on the Nasdaq Stock Market on July 11, 2024. The total purchase price for the shares was agreed to be paid pursuant to three promissory notes issued by the Purchaser to the Company comprised of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement as contemplated by the Registration Rights Agreement. As of December 31, 2024 all promissory notes have been repaid in full.
On July 13, 2024 (the “Closing Date”), the Closing of the securities purchase agreement occurred, and the Company issued 306,514 shares of Class A Common Stock to the Purchaser at $6.525 in exchange for the three promissory notes described above, totaling $2,000,000 in combined principal. The closing of the securities purchase agreement was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the closing of the securities purchase agreement.
October 28, 2024
On October 28, 2024, the Company entered into a securities purchase agreement with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the securities purchase agreement, the Company agreed to sell, and DQI agreed to purchase from, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth in the securities purchase agreement, 90,910 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $3.30 per share, subject to adjustment in certain circumstances.
On October 28, 2024, the closing of the securities purchase agreement occurred, and the Company issued the 90,910 shares of Class A Common Stock to DQI in exchange for a cash payment of $300,000. The closing of the securities purchase agreement was subject to a number of customary closing conditions, including, but not limited to, the Company’s entry into a Registration Rights Agreement, the execution of which were conditions to the closing of the securities purchase agreement.
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
11. Related Party Transactions
Related party payables of $57 thousand and $82 thousand as of December 31, 2024 and 2023, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the year ended December 31, 2024 and for the year ended December 31, 2023 totaled approximately $112 thousand and $816 thousand, respectively.
Related party receivables of $22 thousand and $44 thousand as of December 31, 2024 and 2023, respectively, primarily relate to amounts due from an employee loan and smaller amounts due from employee.
Legal Services
A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 during the years ended December 31, 2024 and 2023. Amounts payable as of December 31, 2024 and 2023 were $0.

Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of December 31, 2024 and 2023, the Vital4Data, Inc. commission due was $0.
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
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the year ended December 31, 2023, the Company incurred $0 in expenses that are reimbursable under the grant. As of December 31, 2024, all amounts provided for under this grant were received.
On January 25, 2022, the Company entered into an additional agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 or $146,493, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. Hence, during the year ended December 31, 2023, the Company incurred $0, respectively, in expenses that are reimbursable under the grant. As of December 31, 2024, no amounts provided under this grant were received.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand. As of December 31, 2024, we had received the pre-financing tranche. During the year ended December 31, 2024, we recognized $9 thousand or €8 thousand as grant income, in other income, and this was in line with the percentage of completion which was obtained by the respective project managers responsible for the project. This resulted in $115 thousand or €112 thousand recorded to deferred revenue as of December 31, 2024.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into two separate tranches. 50% Pre-financing resulting in €38 thousand or $40 thousand, 30% interim financing €23 thousand or $24 thousand and 20% retention resulting in €30 thousand or $31 thousand. As of December 31, 2024, we had received the pre-financing tranche. During the year ended December 31, 2024, we recognized $15 thousand or €13 thousand, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. This resulted in $26 thousand or €25 thousand recorded to deferred revenue as of December 31, 2024.

13. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition. the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Poland, and Rwanda to support its dispersed workforce. As of December 31, 2024, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	December 31, 2024
Weighted average remaining lease term	1.80 years
Weighted average discount rate	5.0%
During the year ended December 31, 2024, the Company terminated one operating lease for office space located in the United States. The lease was terminated upon the conclusion of the agreed upon lease term, therefore, there were no termination fees, Right-of-use assets derecognized, Lease liabilities derecognized, or losses recognized.
Balance sheet information related to leases as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use assets
Operating lease right-of-use assets	$152,569	$164,740

Operating lease liabilities
Short-term operating lease liabilities	$84,549	$81,236
Long-term operating lease liabilities	38,369	53,771
Total operating lease liabilities	$122,918	$135,007
Future maturities of ASC 842 lease liabilities as of December 31, 2024 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2025	$84,746	$3,532	$88,278
2026	22,090	1,095	23,185
2027	8,199	581	8,780
2028	7,883	165	8,048
Total future maturities	$122,918	$5,373	$128,291

Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the years ended December 31, 2024 and 2023 as follows:

	For the years ended December 31,
	2024	2023
Operating lease expense – fixed payments	$155,610	$209,577
Short term lease expense	46,685	59,631
Total lease expense	$202,295	$269,208
Supplemental cash flows information related to leases was as follow:

	As of December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(154,281)	$(179,621)
During the year ended December 31, 2024, the Company did not incur variable lease expense.
Financial Liability Obligation — The Company has no financial liability as of December 31, 2024. The Company’s financial liability totaled $162 thousand as of December 31, 2023, respectively, for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. The remaining financial liability was resolved with a settlement and no further payment is due year ended December 31, 2024.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
14. Segment Reporting
The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in our consolidated financial statements. The Company currently operate in one reportable segment, artificial intelligence-powered solutions. The artificial intelligence-powered solutions segment generates revenue primarily from software licenses, professional services, and recurring Software-as-a-Service ("SaaS") revenue. The Company determined that providing the geographic information is impracticable as consolidated financials results are evaluated regardless of the location.
The Company’s Chief Operating Decision Maker (the "CODM") is the Chief Executive Officer (CEO). Our CODM uses the segment information primarily to evaluate the profitability and strategic growth potential of the segment. The reported measures of profit or loss are evaluated at the consolidated financial level and is benchmarked against historical performance and expectations. The CODM does not distinguish between markets or segments for the purpose of internal reporting. Based on this analysis, the CODM evaluates strategic decisions such as investing in new technologies or reallocating operational resources, particularly workforce-related expenses.
The measure used by our CODM to assess performance and make operating decisions are cash from revenues and expenses are cash from revenues and expenses. Segment assets are disclosed in the consolidated balance sheets.
The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	For the years ended December 31,
	2024		2023
Total Cash from Revenue	$2,565,744		$3,081,443

Cash for Expenses
Personnel:	5,154,123		4,692,254
Non-Personnel:	6,331,043		6,241,735
Total Cash for Expenses	11,485,166		10,933,989

Total cash from revenues, net of expenses	(8,919,422)		(7,852,546)

Reconciliation to net loss
Non-cash items	(3,470,315)	(1)	(1,657,162)	(2)
Other reconciliation items	1,784,583		1,872,066
Net Loss	$(10,605,154)		$(7,637,642)
(1) Non-cash reconciling items for the year ended December 31, 2024 includes stock-based compensation expense of $1.32 million, $1.17 million loss from the Company entering into a Termination and Release Agreement, depreciation and amortization expense of $729 thousand, $360 thousand inducement expense, and other non-cash items of $617 thousand. Other reconciliation items include $1.00 million note receivable from QID, and change in accounts payable of $784 thousand.
(2) Non-cash reconciling items for the year ended December 31, 2023 includes stock-based compensation expense of $763 thousand, depreciation and amortization expense of $790 thousand, and other non-cash items of $104 thousand. Other reconciliation items include the change in deferred revenue of $1.80 million, change and the change in assets and liabilities of $71 thousand.
15. Subsequent Events
Securities Purchase Agreement dated January 6, 2025
On January 6, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with an institutional investor (the “Selling Stockholder”), pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 175,000 shares of Class A Common Stock (the “January 2025 Shares”); and (b) Pre-Funded Warrants (the "January 2025 Pre-Funded Warrants") to purchase 239,202 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 414,202 shares of Class A Common Stock at an exercise price of $8.45 per share of Class A Common Stock (the “January 2025 Series A Warrants”), and Series B common warrants exercisable for up to 207,101 shares of Class A Common Stock at an exercise price of $8.45 per share (the “January 2025 Series B Warrants”, and collectively with the January 2025 Series A Warrants, the “January 2025 Private Placement Warrants”). The offering price per January 2025 Share and respective January 2025 Private Placement Warrants was $8.45, and the offering price per Pre-Funded Warrant was $8.449.
On January 8, 2025, the Company closed the registered direct offering and the private placement offering (collectively, the “January 2025 Offering”), raising gross proceeds of approximately $3.50 million before deducting placement agent fees and other offering expenses payable by the Company. In the event that all January 2025 Private Placement Warrants are exercised for cash, the Company will receive additional gross proceeds of approximately $5,250,250. The Company’s primary use of the net proceeds will be for working capital, capital expenditures and other general corporate purposes.
On January 30, 2025, the institutional investor exercised 188,202 warrants to purchase shares of Class A Common Stock of the Company at a price of $0.001 per warrant for total proceeds of $188.20
On February 19, 2025, the institutional investor exercised 51,000 warrants to purchase shares of Class A Common Stock of the Company at a price of $0.001 per warrant for total proceeds of $51.00.

Equity Distribution Agreement with Maxim
On February 25, 2025, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.01 par value per share (the “Common Stock”).
Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares of the Company’s Common Stock from time to time based upon the Company’s instructions, including any minimum price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to reimburse Maxim for certain specified expenses of up to $40,000, aggregate, in addition to up to $3,000 quarterly for the Maxim’s counsel’s fees and any incidental expenses to be reimbursed by us. We have agreed to provide indemnification and contribution to Maxim against certain civil liabilities, including liabilities under the Securities Act.
The Company is not obligated to make any sales of its Common Stock under the Agreement and no assurance can be given that the Company will sell any shares under the Agreement, or, if it does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The Agreement will terminate upon the earlier of (i) the sale of all shares having an aggregate offering price of $6,196,000 pursuant to the Agreement, (ii) twelve (12) months from the date of the Agreement, (iii) mutual termination by both Maxim and the Company upon the provision of fifteen (15) days written notice, and (iv) termination of the Agreement as otherwise permitted therein.
Issuance of Grants and RSUs
On March 7, 2025, the Company issued stock awards, 41,734 RSUs, in the form of Class A Common Stock to employees and advisors. On March 10, 2025, the Company issued stock awards, 6,070 grants, in the form of Class A Common Stock to employees and advisors.

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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness in Internal Control Over Financial Reporting
We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective internal controls, including property design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. Therefore, management has concluded that: (1) the above control deficiency constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of December 31, 2024.
Management’s Plan to Remediate the Material Weakness
Management has evaluated the material weakness described above and has updated its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of the date of this report. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
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
Based on this evaluation, our management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was not effective due to the following material weakness that was identified by management:

•The Company did not design and maintain effective internal controls, including property design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. This control deficiency could have resulted in misstatements of annual consolidated financial statements and disclosures that may have been material.

Notwithstanding the identified material weakness in our internal control over financial reporting, management concluded the financial statements in this Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States of America as of December 31, 2024.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Name	Position	Age	Date Appointed to Current Position	Approximate hours per week for part- time employees
Executive Officers
Gareth Genner	Chief Executive Officer, Director	65	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President, Director	33	January 01, 2016	N/A (Full-Time)
Lance Wilson	Chief Financial Officer	35	January 02, 2025	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer, Director	51	August 28, 2016	N/A (Full-Time)

Directors
Gareth Genner	Chief Executive Officer, Director	65	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President, Director	33	January 01, 2016	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer, Director	51	November 02, 2024	N/A (Full-Time)
William McClintock*		82	January 08, 2021
Kristin Stafford*		54	January 01, 2021
Berta Pappenheim*		45	December 01, 2021
Charles Potts		64	December 01, 2021

Significant Employees
John Wesley Bridge	Executive Vice President	58	May 01, 2019	N/A (Full-Time)
Kinny Chan	Chief Commercial Officer	45	March 12, 2020	N/A (Full-Time)
Norman Hoon Thian Poh	Chief Science Officer	49	September 01, 2019	N/A (Full-Time)
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
The Directors of the Company have been divided into classes as presented in the table below:

Class I Directors	Term Expiration
Gareth Genner	2026 Annual Meeting
William McClintock	2026 Annual Meeting
Charles Potts	2026 Annual Meeting

Class II Directors
Kristin Stafford	2027 Annual Meeting
Andrew Gowasack	2027 Annual Meeting

Class III Directors
Andrew Scott Francis	2025 Annual Meeting
Berta Pappenheim*	2025 Annual Meeting
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
Lance Wilson, Chief Financial Officer
Lance joined Trust Stamp in July 2021 as Finance Reporting Manager, where he was instrumental in establishing the financial reporting function. He played a pivotal role in the company’s successful Nasdaq listing in January 2022 Most recently, Lance served as the Senior Vice President of Accounting & Finance at T Stamp from July 2024 until being appointed to his role as CFO. He leads all external financial reporting, including SEC filings and technical accounting research and implementation. Prior to joining Trust Stamp, Lance served as Financial Reporting Manager at Cousins Properties, overseeing financial reporting and managing technical accounting projects. Lance started his professional career in public accounting with BDO USA, LLC in Atlanta after earning a Master of Accountancy degree and Bachelor of Science in Commerce and Business Administration from The University of Alabama. He is a licensed CPA in Georgia.
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
Our Board of Directors currently consists of seven (7) members. Our Board of Directors has determined that Charles Potts, William McClintock, Kristin Stafford, and Berta Pappenheim qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Messrs. Genner, Gowasack, and Francis are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business, personal activities, and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
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
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2024. For a description of transactions between us and members of our Compensation Committee and affiliates of such members (if any), please see “Certain Relationships and Related Party Transactions”.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms.
Messrs. Alex Valdes (who is no longer an officer or director of the Company), Andrew Gowasack, Gareth Genner, Joshua Allen (who is no longer an officer or director of the Company), Charles Potts, William McClintock, Tracy Ming (not a named executive officer, but a financial controller whom we have deemed is subject to Section 16 reporting requirements) Andrew Scott Francis each previously failed to timely file a required Form 4 related to certain RSUs acquired in 2024.

Additionally, DQI Holdings, Inc. failed to timely file two Form 4's related to warrants to purchase Class A Common Stock and shares of Class A Common Stock of the Company acquired in 2024.
Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth above, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2024.
Insider Trading Plans
We have adopted insider trading and 10b5-1 trading plan policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our insider trading policy and our 10b5-1 trading plan policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal year ended December 31, 2024 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):
Summary Compensation Table

	Year	Salary	Cash Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gareth Genner,	2023	$325,000	$—	$325,000	(4)	$—	$—	$—	$—	$650,000
Chief Executive Officer (1)	2024	$341,250	$—	$170,625		$—	$—	$—	$—	$511,875

Andrew Gowasack,	2023	$262,994	$—	$262,994	(4)	$—	$—	$—	$—	$525,988
President (2)	2024	$276,143	$—	$138,072		$—	$—	$—	$—	$414,215

Andrew Scott Francis,	2023	$195,615	$—	$195,615	(4)	$—	$—	$—	$—	$391,230
Chief Technical Officer (3)	2024	$205,396	$—	$102,698		$—	$—	$—	$—	$308,094

Alex Valdes,	2023	$195,615	$—	$195,615	(4)	$—	$—	$—	$—	$391,230
Chief Financial Officer (3)	2024	$205,396	$—	$—		$—	$—	$—	$—	$205,396
_____________________________________
(1)Mr. Genner earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Genner’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2023 was awarded to Mr. Genner in 2024 and the stock bonus earned in 2024 was awarded in 2025. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(2)Mr. Gowasack earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Gowasack’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2023 was awarded to Mr. Gowasack in 2024 and the stock bonus earned in 2024 was awarded in 2025. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.

(3)Mr. Francis and Mr. Valdes earned the compensation shown in the table above pursuant to the terms of their employment agreement. Pursuant to Mr. Francis’s and Valdes’s employment agreement, they are entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonus earned in 2023 was awarded to Mr. Francis and Mr. Valdes in 2024 and the stock bonus earned in 2024 was awarded to Mr. Francis in 2025. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company. Mr. Valdes resigned from all positions with the Company effective January 2, 2025.
(4)Represents the value of RSUs for Class A Common Stock that were granted in 2024 as compensation for 2023 services rendered. These RSUs became fully vested on January 2, 2025.
(5)Represents the value of RSUs for Class A Common Stock that were granted in 2025 as compensation for 2024 services rendered. These RSUs will become fully vested on January 2, 2026.
Director Compensation
For the year ended December 31, 2024 the Company paid our directors as a group $234 thousand for their services as directors. There are seven directors as of December 31, 2024.
Elements of Compensation
Base Salary
For the year ended December 31, 2024, Genner, Gowasack, Francis and Valdes received a fixed base salary in an amount determined in accordance with their employment agreements with the Company. Factors influencing the salary of each of these individuals include:
•The nature, responsibilities and duties of the officer’s position;
•The officer’s expertise, demonstrated leadership ability and prior performance;
•The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
•The competitiveness of the market for the officer’s services.
Bonus
Each executive officer that has an employment agreement with the Company is entitled to receive an annual bonus of not less than 50% nor more than 100% of such officer’s Base Salary (the “Bonus”) in accordance with and based on achievement of criteria established from year to year by the Board of Directors of the Company, provided that such officer is employed as of the date the Bonus is granted. The Bonus must be in the form of stock awards (i.e. a number of shares of the Company’s capital stock with a cash value equal to 50% to 100% of the officer’s Base Salary). Bonuses for services in a particular fiscal year are determined and issued during the following fiscal year.
Stock Awards
For the year ended December 31, 2024, we awarded 44,716 Restricted Stock Units to our named executive officers with vesting on January 2, 2025. For the year ended December 31, 2023, we awarded 13,832 Restricted Stock Units to our named executive officers with 13,832 vesting on January 2, 2024.
Equity Incentive Plans
As of the date of this report, the Company does not have a formal equity incentive plan pursuant to which it can issue awards.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer and director as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gareth Genner	—	—	—	—	—	14,841	$196,603	—	—
Andrew Gowasack	—	—	—	—	—	12,009	$159,087	—	—
William McClintock	—	—	—	—	—	624	$8,266	—	—
Andrew Scott Francis	—	—	—	—	—	8,933	$118,338	—	—
Alexander Valdes	—	—	—	—	—	8,933	$118,338	—	—
Kristin Stafford	—	—	—	—	—	—	$—	—	—
Berta Pappenheim	—	—	—	—	—	—	$—	—	—
Charles Potts	—	—	—	—	—	4,797	$63,547	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets out, as of March 28, 2025 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Amount and nature of beneficial acquirable		Percent of class (1)
Named Officers and Directors
Gareth Genner, Chief Executive Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	15,357	(3)	14,841	(2)	0.55%
Andrew Gowasack, President, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	31,676		—		0.57%
Lance Wilson, Chief Financial Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	959		—		0.02%
Andrew Scott Francis, Chief Technology Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	13,992		—		0.25%
William McClintock, Independent Non-Executive Director, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	3,405		—		0.06%
Kristin Stafford, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	16		—		0.00%
Berta Pappenheim, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	—		—		0.00%
Charles Potts, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	5,560		1,606	(4)	0.13%
All executive officers and directors as a group (9 persons)	70,965		16,447		1.58%
Other 5% Holders
DQI Holdings Inc, 1900 Saint James Place Suite 125, Houston, TX 77056	397,424	(5)	250,930		11.76%
_____________________________________
(1)Based on 2,487,052 shares of Class A Common Stock outstanding as of March 28, 2025, plus 3,026,597 shares of Class A Common Stock acquirable within 60 days of March 28, 2025.
(2)Represents shares of Class A Common Stock issuable pursuant to RSUs that vested on January 2, 2025.
(3)Represents shares of Class A Common Stock held by Gareth Genner’s spouse, Barbara Genner (10,627) and shares of Class A Common Stock held by Gareth Genner (4,730).
(4)Represents shares of Class A Common Stock issuable at any time upon request pursuant to grants.
(5)Represents shares of Class A Common Stock held by DQI Holdings Inc (397,424).
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
Reverse Stock Split
On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, which was previously approved by the Company’s stockholders at the special meeting held on November 18, 2024 and described in the Company’s definitive proxy statement filed with the SEC on September 30, 2024, to effectuate a reverse stock split at a ratio of one (1) share of Common Stock for every fifteen (15) shares of Common Stock (the “Reverse Stock Split”) which became effective as of the opening of business on January 6, 2024 (the “Effective Time”).

As a result, at the Effective Time, each fifteen (15) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock, and the number of outstanding shares of Common Stock were reduced from 30,350,253 to 2,023,351. Proportional adjustments have also been made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards, stock options, and warrants in existence as of the Effective Time, as well as the applicable exercise price(s) of such instruments.

The number of authorized shares of Common Stock and the par value of each share of Common Stock remain unchanged. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up.
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
Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid to Marcum, LLP, for services rendered.

	For the years ended December 31,
	2024	2023
Audit Fees (1)	$473,665	$355,950
Total Fees	$473,665	$355,950
(1)Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Financial Statements
The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” under Part II, Item 8 of this Annual Report on Form 10-K.
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

3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2025).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.1	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.2	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.7	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.8	Form of Promissory Note due and payable on July 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.9	Form of Promissory Note due and payable on August 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.10
Form of Promissory Note due and payable within three days of an effective resale registration statement ($1,000,000) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.11	Prepaid Warrant issued by Boumarang Inc. to the Company (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

4.12	Form of Pre-Funded Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.13	Form of Private Placement Warrant Dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on September 13, 2024).

4.14	Form of New Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.15	Form of Common Stock Purchase Warrant dated September 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.17	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.18	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.19	Form of Pre-Funded Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.20	Form of Series A Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.21	Form of Series B Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.13
Executive Employment Agreement of Lance Wilson, effective as of January 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form Current Report on Form 8-K filed with the SEC on January 21, 2025).

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

10.19	Securities Purchase Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024)
10.20	Registration Rights Agreement dated July 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024)
10.21	Voting Limitation Agreement Registration dated July 13, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024)
10.22
License Agreement between the Company and Boumarang Inc. dated July August 6, 2024 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

10.23
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated September 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024)

10.24
Form of Warrant Exercise Agreement, dated September 3, 2024, by and between the Company and the institutional investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024)

10.25	Form of Termination and Release Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024)
10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024)
10.27
Form of Securities Purchase Agreement by and between the Company and DQI dated September 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024)

10.28
Form of Registration Rights Agreement by and between the Company and DQI dated September 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024)

10.29
Form of Securities Purchase Agreement by and between the Company and a DQI dated October 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on November 1, 2024)

10.30
Registration Rights Agreement by and between the Company and DQI dated October 27, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed with the SEC on November 1, 2024)

10.31+
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated December 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.32	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).
10.33
Placement Agency Agreement by and between the Company and the Placement Agent entered into on December 5, 2024 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.34
Placement Agency Agreement by and between the Company and the Placement Agent entered into on January 6, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025)

10.35
Form of Securities Purchase Agreement by and between the Company and a certain institutional investor dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

10.36	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025)
19.1*	T Stamp Inc. Insider Trading Policy

23.1*	Consent of Marcum LLP

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Trust Stamp Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

/s/ Gareth Genner
Gareth Genner, Principal Executive Officer, Chief Executive Officer, Director
Date: March 31, 2025

/s/ Lance Wilson
Lance Wilson, Principal Financial Officer, Principal Accounting Officer
Date: March 31, 2025

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: March 31, 2025

/s/ Andrew Scott Francis
Andrew Scott Francis, Chief Technology Officer, Director
Date: March 31, 2025

/s/ William McClintock
William McClintock, Director
Date: March 31, 2025

/s/ Charles Potts
Charles Potts, Director
Date: March 31, 2025

/s/ Kristin Stafford
Kristin Stafford, Director
Date: March 31, 2025

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: March 31, 2025