Form 10-Q
period 2025-03-31
T Stamp Inc
filed 2025-05-15
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2025, there were 2,482,811 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,137,652	$2,783,321
Accounts receivable, net (includes unbilled receivables of $5,056 and $0 as of March 31, 2025 and December 31, 2024, respectively and related party receivables of $277,571 and $0 as of March 31, 2025 and December 31, 2024 )	678,294	332,931
Note receivable, related party	300,000	1,000,000
Related party receivables	14,574	21,932
Prepaid expenses and other current assets	409,650	529,116
Total Current Assets	2,540,170	4,667,300
Capitalized internal-use software, net	1,591,932	1,549,332
Goodwill	1,248,664	1,248,664
Intangible assets, net	186,801	213,278
Property and equipment, net	64,007	31,675
Operating lease right-of-use assets	119,911	152,569
Investments	849,212	719,212
Other assets	25,335	17,794
Total Assets	$6,626,032	$8,599,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$252,311	$298,207
Related party payables	42,110	56,594
Accrued expenses	394,638	521,137
Deferred revenue	338,634	141,168
Income tax payable	7,806	7,806
Current portion of loans payable	—	3,056,384
Short-term operating lease liabilities	61,324	84,549
Total Current Liabilities	1,096,823	4,165,845

Warrant liabilities	250,480	255,039
Notes payable, including accrued interest of $11,285 and $58,235, as of March 31, 2025 and December 31, 2024, respectively	1,005,635	951,727
Long-term operating lease liabilities	28,476	38,369
Total Liabilities	2,381,414	5,410,980

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 2,487,052 and 2,023,351 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	24,871	20,234
Additional paid-in capital	67,535,255	64,284,462
Accumulated other comprehensive income	138,879	181,148
Accumulated deficit	(63,615,826)	(61,458,439)
Total T Stamp Inc. Stockholders’ Equity	4,083,179	3,027,405
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	4,244,618	3,188,844
Total Liabilities and Stockholders’ Equity	$6,626,032	$8,599,824
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2025	2024
Net revenue (includes related party revenue of $87,847 and $0 during the three months ended March 31, 2025 and 2024, respectively)	$545,471	$573,676
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	300,710	294,598
Research and development	437,235	451,842
Selling, general, and administrative	1,787,590	2,491,693
Depreciation and amortization	182,922	184,801
Total Operating Expenses	2,708,457	3,422,934
Operating Loss	(2,162,986)	(2,849,258)
Non-Operating Income (Expense):
Interest expense, net	(23,595)	(18,549)
Change in fair value of warrant liability	4,559	2,460
Other income	26,361	193,114
Other expense	(1,726)	(6,336)
Total Other Income (Expense), Net	5,599	170,689
Net Loss before Taxes	(2,157,387)	(2,678,569)
Net loss before non-controlling interest	(2,157,387)	(2,678,569)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,157,387)	$(2,678,569)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.89)	$(3.97)
Weighted-average shares used to compute basic and diluted net loss per share	2,436,043	674,133

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended March 31,
	2025	2024
Net loss including non-controlling interest	$(2,157,387)	$(2,678,569)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(42,269)	31,691
Total Other Comprehensive Income (Loss)	(42,269)	31,691
Comprehensive loss	(2,199,656)	(2,646,878)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,199,656)	$(2,646,878)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024	609,557	$6,096	$54,460,960	3,649	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of warrants to common stock	58,800	588	(588)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary	4,954	49	(22,546)	(3,649)	—	—	—	—	(22,497)
Stock-based compensation	—	—	297,886	—	—	—	—	—	297,886
Currency translation adjustment	—	—	—	—	—	31,691	—	—	31,691
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(2,678,569)	—	(2,678,569)
Balance, March 31, 2024	673,311	$6,733	$54,735,712	—	$—	$171,361	$(53,531,854)	$161,439	$1,543,391

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2025	2,023,351	$20,234	$64,284,462	—	$—	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants	47,804	478	(15,627)	—	—	—	—	—	(15,149)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	414,202	4,142	3,205,881	—	—	—	—	—	3,210,023
Reverse stock split rounding	1,695	17	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	60,556	—	—	—	—	—	60,556
Currency translation adjustment	—	—	—	—	—	(42,269)	—	—	(42,269)
Net loss	—	—	—	—	—	—	(2,157,387)	—	(2,157,387)
Balance, March 31, 2025	2,487,052	$24,871	$67,535,255	—	$—	$138,879	$(63,615,826)	$161,439	$4,244,618
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,157,387)	$(2,678,569)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	182,922	184,801
Stock-based compensation	60,556	297,886
Change in fair value of warrant liability	(4,559)	(2,460)
Non-cash interest	23,944	14,511
Non-cash lease expense	32,658	41,267
Non-cash write off of mobile hardware	—	(162,130)
Loss on retirement of equipment	—	969
Changes in assets and liabilities:
Accounts receivable	(375,363)	42,848
Note receivable, related party	600,000	—
Related party receivables	7,358	28,004
Prepaid expenses and other current assets	119,466	(69,245)
Deferred financing costs	—	(50,000)
Other assets	(7,541)	(7,091)
Accounts payable	(45,896)	(168,788)
Accrued expense	(126,499)	140,688
Related party payables	(14,484)	13,965
Deferred revenue	197,466	257,450
Operating lease liabilities	(33,118)	(41,741)
Net cash flows used in operating activities	(1,540,477)	(2,157,635)
Cash flows from investing activities:
Capitalized internally developed software costs	(185,573)	(143,917)
Patent application costs	(7,795)	(9,268)
Purchases of property and equipment	(36,930)	(2,777)
Net cash flows used in investing activities	(230,298)	(155,962)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	3,210,023	—
Forfeited common stock shares to satisfy taxes	(15,149)	(22,498)
Principal payments on loans	(3,069,041)	—
Net cash flows from financing activities	$125,833	$(22,498)
Effect of foreign currency translation on cash	(727)	12,040
Net change in cash and cash equivalents	(1,645,669)	(2,324,055)
Cash and cash equivalents, beginning of period	2,783,321	3,140,747
Cash and cash equivalents, end of period	$1,137,652	$816,692

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69,041	$—

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$—	$61,169
Adjustment to operating lease operating lease liabilities related to renewed leases	$—	$60,749

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
Reverse Split — On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, which was previously approved by the Company’s stockholders at the special meeting of the Company's stockholders held on November 18, 2024, which was described in the Company’s definitive proxy statement filed with the SEC on September 30, 2024, to effectuate a reverse stock split at a ratio of one (1) share of Common Stock for every fifteen (15) shares of Common Stock (the “Reverse Stock Split”) which became effective as of the opening of business on January 6, 2025 (the “Effective Time”). Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the three months ended March 31, 2025 of $2.16 million, net operating cash outflows of $1.54 million for the same period, positive working capital of $1.44 million, and an accumulated deficit of $63.62 million as of March 31, 2025.
The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy the Company’s capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months since issuance of these financial statements.
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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2025 and December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2023, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of March 31, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2025 the Company had $674 thousand of deposits in excess of insured limits, meanwhile as at December 31, 2024, the Company had $2.16 million in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Two customers represented 79.81% or 40.92% and 38.88% of the balance of total Accounts receivable as of March 31, 2025 and one customer represented 78.50% of the balance of total accounts receivable as of December 31, 2024. The Company seeks to mitigate its credit risk with respect to accounts receivable by regularly monitoring the aging of accounts receivable balances and contracting with large commercial customers and government agencies. As of March 31, 2025 and December 31, 2024, the Company had not experienced any significant losses on its accounts receivable.
During the three months ended March 31, 2025, the Company sold to primarily two customers which made up approximately 79.69% of total net revenue, and consisted of 63.59% and 16.10%, from an S&P 500 Bank and QID, respectively.
Additionally, during the three months ended March 31, 2024, the Company sold to primarily three customers which made up approximately 94.63% of total net revenue, and consisted of 58.08%, 27.38%, and 9.17% from an S&P 500 Bank, Mastercard, and Triton, respectively.
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
As of March 31, 2025, the Company determined that no Capitalized internal-use software were impaired. As of December 31, 2024, the Company determined that $25 thousand of Capitalized internal-use software and $2 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to research and development during the year ended December 31, 2024.
Cost Method Investment — Cost method investments are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investment on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the investments would be estimated, which would involve a significant degree of judgement and subjectivity.
The Company evaluates the investment on a quarterly basis for indicators of impairment or observable price changes in orderly transactions for the same or similar investments. There was no impairment of the Boumarang investment as of March 31, 2025. As of December 31, 2024, the Company recorded $4.38 million for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by an observable market transaction.
Equity Method Investment — Equity method investments are accounted for in accordance with ASC 323, Investments — Equity Method and Joint Ventures ("ASC 323"). An investment in an entity in which the Company has significant influence over the entity’s financial and operating policies, but does not control, is accounted for using the equity method of accounting. Equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions, allocations of net loss, or impairments. The Company’s proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. Net income (loss) from the equity method investment is allocated based on the Company’s economic interest.
Equity method investments are reviewed for impairment whenever significant events or changes in circumstances occur and indicate that the carrying amount may not be recoverable. When those changes are other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. There was no impairment of the Company's equity method investments as of March 31, 2025 or December 31, 2024
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of March 31, 2025 and December 31, 2024.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2025 and December 31, 2024, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended March 31,
	2025	2024
Professional services (over time)	$515,471	$487,426
License fees (over time)	30,000	86,250
Total Revenue	$545,471	$573,676
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
In November 2024, the FASB issued Update 2024-03 on November 4, 2024 to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development expenses). The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard as of January 1, 2025, and the guidance did not have a material impact on its unaudited condensed consolidated financial statements or related disclosures.

2. Borrowings
Promissory Notes Payable

	March 31, 2025	December 31, 2024
Malta loan receipt 3 – June 3, 2022	$495,920	$474,662
Malta loan receipt 2 – August 10, 2021	306,200	293,075
Malta loan receipt 1 – February 9, 2021	62,862	60,168
Interest added to principal	129,368	65,587
Total principal outstanding	994,350	893,492
Plus: accrued interest	11,285	58,235
Total promissory notes payable	$1,005,635	$951,727
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of March 31, 2025, the balance received was $865 thousand which includes changes in foreign currency rates. The liability was paid in full on November 15, 2024.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 6.50% for the three months ended March 31, 2024 to 5.15% for the three months ended March 31, 2025.
Subordinated Business Loans

	March 31, 2025	December 31, 2024
Agile Loan - July 9, 2024	$—	$315,000
Agile Loan - August 29,2024	—	530,000
Interest added to Agile Loan - July 9, 2024	—	138,600
Interest added to Agile Loan - August 29, 2024	—	233,200
Total principal and interest outstanding	—	1,216,800
Less: loan repayments	—	1,216,800
Total promissory notes payable	$—	$—
On July 9, 2024, the Company entered into a subordinated secured promissory note with Agile Lending, LLC ("Agile Loan - July 9, 2024") as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $454 thousand with the principal amount of $315 thousand and interest of $139 thousand. Commencing July 18, 2024, the Company is required to make weekly payments of $16 thousand until the due date, January 23, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $15 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 9, 2024, in the principal amount of $315 thousand which note is secured by all of the Borrower’s assets, including receivables.
On August 29, 2024, the Company entered into another subordinated secured promissory note with Agile Lending, LLC ("Agile Loan - August 29, 2024") as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company of $763 thousand with the principal amount of $530 thousand and interest of $233 thousand. Commencing September 6, 2024, the Company is required to make weekly payments of $27 thousand until the due date, March 14, 2025. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $27 thousand was paid on the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated August 29, 2024, in the principal amount of $530 thousand which note is secured by all of the Borrower’s assets, including receivables.
On November 15, 2024, the last payment was made by the Company to Agile in order to settle the remaining balance of the promissory note. Even though the Company decided to repay all the balance remaining of the loan ahead of schedule, as per one of the contract clauses, the agreement specified a "Make-Whole Premium," which means that the Company must pay the remaining interest that would have accrued through the full 28 weeks, even if repaying early. The remaining interest that would have accrued for the Agile Loan - July 9, 2024 amounted to $20 thousand, meanwhile for Agile Loan - August 29, 2024, this amounted to $150 thousand. This resulted in a final figure of $1,216,800, which represents the total amount owed by the Company and also the total amount paid by the Company to Agile.
Secured Promissory Note

	March 31, 2025	December 31, 2024
SentiLink loan agreement - November 13, 2024	$3,000,000	$3,000,000
Interest added to principal	56,384	56,384
Total principal and interest outstanding	3,056,384	3,056,384
Plus: accrued interest	12,657	—
Less: payments	(3,069,041)	—
Total secured promissory note payable	$—	$3,056,384
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

3. Warrants

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	1,826,593	$6.36	4.48	$12,767,731
Warrants issued	860,505	6.10
Warrants exercised	(239,202)	—
Warrants canceled and forfeited	—	—
Warrant liability variable share change	549,976	—
Balance as of March 31, 2025	2,997,872	$5.62	3.87	—
Warrants exercisable as of March 31, 2025	2,997,872	$5.62	3.87	—
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2024 to March 31, 2025:

Warrants ($)
Balance as of January 1, 2024	$256,536
Additional warrants issued	—
Change in fair value	(1,497)
Balance as of December 31, 2024	$255,039
Additional warrants issued	—
Change in fair value	(4,559)
Balance as of March 31, 2025	$250,480
As of March 31, 2025, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of March 31, 2025.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of March 31, 2025, the warrant liability is recorded at $480 which is a

$5 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $5 thousand as of December 31, 2024.
The following assumptions were used to calculate the fair value of the warrant liability:

	March 31, 2025	December 31, 2024
Fair value	$1.53	$1.62 — $12.19
Exercise price	$1.97	$2.42 — $7.35
Risk free interest rate	3.97%	3.51% — 4.50%
Expected dividend yield	—%	—%
Expected volatility	174.07%	79.19% — 170.24%
Expected term	2 years	2 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	March 31, 2025	December 31, 2024
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	190,987	190,987
September 3, 2024	$4.83	636,404	636,404
September 10, 2024	$3.41	250,930	250,930
December 5, 2024	$8.10	370,370	370,370
December 5, 2024	$8.10	277,778	277,778
January 6, 2025	$8.45	414,202	—
January 6, 2025	$8.45	207,101	—
Total warrants outstanding		2,353,114	1,731,811
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
The warrants to purchase the remaining 5,342 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2025.
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
On November 6, 2024, the 95,494 shares were issued upon the exercise of the warrants for $0.0150 per share resulting in $1,432 in proceeds.
In a concurrent private placement, the Company also agreed to issue and sell unregistered warrants to purchase up to an aggregate of 190,987 shares of Class A Common Stock, par value $0.01 of the Company. The exercise price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant is $4.8345. The private placement warrants will be exercisable upon receipt of shareholder approval and will expire five years from the initial exercise date and will have an exercise price of $4.8345 per share.
The warrants to purchase the remaining 190,987 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2025.

September 3, 2024
On September 3, 2024, the Company also entered into a warrant inducement agreement with a single institutional investor to exercise 78,203 outstanding warrants that the Company issued on June 5, 2023 (as amended on December 20, 2023) and 240,000 outstanding warrants that the Company issued on December 20, 2023. These warrant exercises are discussed under the June 5, 2023 and December 20, 2023 sections above. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered warrants to purchase an aggregate of 636,404 shares of the Company's common stock. These warrants have an exercise price of $4.8345 per share, are exercisable upon receipt of shareholder approval on November 18, 2024, and will expire five years from the initial exercise date or November 18, 2029.
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
The warrants to purchase the remaining 636,404 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2025.
September 10, 2024
On September 10, 2024, T Stamp Inc., a Delaware corporation (the “Company”), entered into a Securities Purchase Agreement the (“SPA”) with a certain institutional investor. The investor and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of March 31, 2025, all promissory notes have been repaid.
Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to issue shares certain warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2025.
December 6, 2024
On December 5, 2024, the Company entered into a securities purchase agreement (the “December 2024 SPA”) with an investor, pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 139,000 shares of Class A Common Stock (the “December 2024 Shares”); and (b) Prefunded Warrants (the "December 2024 Prefunded Warrants") to purchase 231,370 shares of the Company’s Class A Common Stock at an exercise price of $0.015 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 370,370 shares of Class A Common Stock at an exercise price of $8.1000 per share of Class A Common Stock (the “December 2024 Series A Warrants”), and Series B common warrants exercisable for up to 277,778 shares of Class A Common Stock at an exercise price of $8.10 per share (the “December 2024 Series B Warrants”, and collectively with the December 2024 Series A Warrants, (the “December 2024 Private Placement Warrants”). The offering price per December 2024 Share and respective December 2024 Private Placement Warrants was $8.10 and the offering price per December 2024 Prefunded Warrant was $8.09.
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
The warrants to purchase the 370,370 December 2024 Series A Warrants and the 277,778 December 2024 Series B Warrants remain outstanding as of March 31, 2025.
January 6, 2025
On January 6, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with an institutional investor (the “Selling Stockholder”), pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 175,000 shares of Class A Common Stock (the “January 2025 Shares”); and (b) Prefunded Warrants (the "January 2025 Prefunded Warrants") to purchase 239,202 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 414,202 shares of Class A Common Stock at an exercise price of $8.45 per share of Class A Common Stock (the “January 2025 Series A Warrants”), and Series B common warrants exercisable for up to 207,101 shares of Class A Common Stock at an exercise price of $8.45 per share (the “January 2025 Series B Warrants”, and collectively with the January 2025 Series A Warrants, the “January 2025 Private Placement Warrants”). The offering price per January 2025 Share and respective January 2025 Private Placement Warrants was $8.45, and the offering price per Prefunded Warrant was $8.449.
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
On January 30, 2025, the institutional investor exercised 188,202 warrants to purchase shares of Class A Common Stock of the Company at a price of $0.001 per warrant for total proceeds of $188.20.
On February 19, 2025, the institutional investor exercised 51,000 warrants to purchase shares of Class A Common Stock of the Company at a price of $0.001 per warrant for total proceeds of $51.00.
The warrants to purchase the 414,202 January 2025 Series A Warrants and the 207,101 January 2025 Series B Warrants remain outstanding as of March 31, 2025.
4. Investments
Cost Method Investments
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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. There was no impairment of the Boumarang investment as of March 31, 2025. As of December 31, 2024, the Company recorded $4.38 million for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by an observable market transaction.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
QID Technologies, LLC — On November 12, 2024, the Company entered into a business arrangement with Qenta Inc. ("Qenta") under which Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (I) a $1 million license fee in the form of a promissory note, which was due and payable in three equal tranches on December 31, 2024; February 1, 2025, and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received all payments pursuant to this promissory note as of the date of this report.
Additionally, on January 1, 2025 the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID agreed to enter into a Master Technology Services Agreement, under which QID will contract with the Company for business development, product development, and product operations for identity and privacy services and solutions in return for monthly service fees capped at $3.60 million annually. During the first six months of this agreement, the service fee shall be a minimum $100 thousand per month. Thereafter, the service fee payable shall be up to $300 thousand per month.
The Company recorded the initial investment in QID of $100,000 in “Investments” on its unaudited condensed consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of December 31, 2024 is below:

December 31, 2024
Total Assets	$2,000,000
Total Liabilities	$1,000,000
Total Equity	$1,000,000
QID did not have a net loss as of December 31, 2024 as the entity was formed on November 12, 2024. As a result, the Company did not recognize income or expense from QID during the three months ended March 31, 2025.
The Company held a weighted average of 10.00% of QID’s equity during the three months ended March 31, 2025.
Activity recorded for the Company’s equity method investment in QID during the three months ended March 31, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$—
Portion of operating losses recognized	—
Change in T Stamp Inc's basis	130,000
Equity investment carrying amount at March 31, 2025	$130,000
5. Balance Sheet Components
Note receivable, related party
Note receivable, related party as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
QID note receivable	$300,000	$1,000,000
Note receivable	$300,000	$1,000,000
On November 12, 2024, the Company entered into a business arrangement with Qenta. Under the arrangement, Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (I) a $1,000,000 license fee in the form of a promissory note, which is due and payable in three equal tranches on December 31, 2024; March 3, 2025, and April 30, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. As of the date of this report the Company has received all payments pursuant to this note totaling $900 thousand.
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid operating expenses	$346,789	$417,106
Rent deposit	20,883	26,530
Value added tax receivable	25,098	42,000
Tax credit receivable (short-term)	—	25,045
Miscellaneous receivable	16,880	18,435
Prepaid expenses and other current assets	$409,650	$529,116
Capitalized internal-use software, net
Capitalized internal-use software, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	March 31, 2025	December 31, 2024
Internally developed software	5 Years	$4,702,900	$4,517,327
Less: Accumulated depreciation		(3,110,968)	(2,967,995)
Capitalized internal-use software, net		$1,591,932	$1,549,332
Amortization expense is recognized on a straight-line basis and during the three months ended March 31, 2025 and 2024 totaled $143 thousand and $138 thousand, respectively.

Property and equipment, net
Property and equipment, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	March 31, 2025	December 31, 2024
Computer equipment	3-4 Years	$195,216	$146,896
Furniture and fixtures	10 Years	19,535	24,973
Property and equipment, gross		214,751	171,869
Less: Accumulated depreciation		(150,744)	(140,194)
Property and equipment, net		$64,007	$31,675
Depreciation expense is recognized on a straight-line basis and during the three months ended March 31, 2025 and 2024 totaled $6 thousand and $10 thousand, respectively.
Accrued expenses
Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Compensation payable	$134,536	$228,435
Commission liability	14,963	12,937
Accrued employee taxes	208,058	191,447
Other accrued liabilities	37,081	88,318
Accrued expenses	$394,638	$521,137
6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the three months ended March 31, 2025.
Intangible assets, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	March 31, 2025	December 31, 2024
Patent application costs	3 Years	$607,018	$599,223
Trade name and trademarks	3 Years	68,901	65,948
Intangible assets, gross		675,919	665,171
Less: Accumulated amortization		(489,118)	(451,893)
Intangible assets, net		$186,801	$213,278
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended March 31, 2025 and 2024 totaled $34 thousand and $37 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2025	$84,468
2026	74,220
2027	28,049
2028	64
Total future amortization	$186,801

7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(2,157,387)	$(2,678,569)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	2,436,043	674,133

Net loss per share attributable to common stockholders	$(0.89)	$(3.97)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2025	December 31, 2024
Options, RSUs, and grants	93,938	103,521
Warrants	2,997,872	1,826,593
Total	3,091,810	1,930,114

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
Stock Options
The following table summarizes stock option activity as of March 31, 2025:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	26,274	$94.05	1.95	$—
Options granted	1,614	16.99
Options exercised	—	—
Options canceled and forfeited	(5,223)	116.07
Balance as of December 31, 2024	22,665	84.28	1.27	—
Options granted	934	6.44
Options exercised	—	—
Options canceled and forfeited	(36)	55.56
Balance as of March 31, 2025	23,563	81.84	1.13	—
Options vested and exercisable as of March 31, 2025	23,563	$81.84	1.13	$—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.
The weighted average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $2.74 and $9.15 per share, respectively. The total grant-date fair value of options that vested during the three months ended March 31, 2025 and 2024 was $3 thousand and $2 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2025 and 2024:

For the three months ended March 31,
	2025	2024
Fair value of Class A Common Stock	$1.61 — $4.48	$6.75 — $10.80
Exercise price	$6.23 — $6.85	$22.35 — $24.60
Risk free interest rate	3.96% — 4.33%	4.11% — 4.38%
Expected dividend yield	—%	—%
Expected volatility	166.10% — 166.59%	77.54% — 79.59%
Expected term	3 years	3 years
As of March 31, 2025, the Company had 23,563 stock options outstanding of which all are fully vested options.
The Company recognized $2 thousand in stock option expense during the three months ended March 31, 2025 and 2024. As of March 31, 2025 the Company has no unrecognized stock-based compensation related to options.

Stock Grants
As of March 31, 2025, the Company had 7,570 common stock grants outstanding of which 5,268 were vested but not issued and 2,302 were not yet vested. All granted and outstanding common stock grants will fully vest by March 31, 2026.
The Company recognized $89 thousand and $21 thousand in common stock grant expense during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has $63 thousand unrecognized stock-based compensation related to common stock grants that will be recognized over the next year.
RSU
As of March 31, 2025, the Company had 62,805 RSUs outstanding of which 15,141 were vested but not issued and 47,664 were not yet vested. All granted and outstanding RSUs fully vested by January 2, 2026.
The Company recognized $43 thousand and $275 thousand in RSU expense during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 the Company has $158 thousand unrecognized stock-based compensation related to RSUs, that will be recognized over the next nine months.
A summary of outstanding RSU activity as of March 31, 2025 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2024	29,740
Granted	69,539
Vested (issued)	(22,146)
Forfeited	(5,059)
Balance as of December 31, 2024	72,074
Granted	43,894
Vested (issued)	(41,734)
Forfeited	(11,429)
Balance as of March 31, 2025	62,805
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended March 31,
	2025	2024
Cost of services	$81	$262
Research and development	6,207	8,116
Selling, general, and administrative	128,039	289,508
Total stock-based compensation expense	$134,327	$297,886
The Company recognized a total of $134 thousand stock-based compensation during the three months ended March 31, 2025 of which $74 thousand was related to prepaid services paid in stock-based compensation.
9. Related Party Transactions
Related party payables of $42 thousand and $57 thousand as of March 31, 2025 and December 31, 2024, respectively. The Related party payables as of March 31, 2025 and December 31, 2024 primarily relate to amounts owed to contractors and smaller amounts payable to members of management as expense reimbursements. There were no costs incurred in relation to 10Clouds for the three months ended March 31, 2025 and costs incurred in relation to 10Clouds for the three months ended March 31, 2024 totaled approximately $104 thousand.

Related party receivables of $15 thousand and $22 thousand as of March 31, 2025 and December 31, 2024, respectively, are primarily related to amounts due from an employee loan and smaller amounts due from employee.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of March 31, 2025 and December 31, 2024, the Vital4Data, Inc. commission due was $0.
10. Malta Grant
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
On January 25, 2022, the Company entered into an agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. During the three months ended March 31, 2025 and 2024, the Company incurred no expenses that are reimbursable under the grant. As of March 31, 2025, no amounts provided under this grant were received.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into three separate tranches: Pre-financing (50%) resulting in €38 thousand or $41 thousand, interim financing 30% resulting in €23 thousand or $25 thousand, and retention (20%) resulting in €30 thousand or $32 thousand. The Company received the pre-financing tranche during the year ended December 31, 2024. The Company did not recognize any income related to these grants during the three months ended March 31, 2025 and three months ended March 31, 2024. As a result, the Company recorded €25 thousand or $27 thousand and €25 thousand or $26 thousand to deferred revenue as of March 31, 2025 and December 31, 2024, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $130 thousand and 20% retention resulting in €30 thousand or $32 thousand. The Company received the pre-financing tranche during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company recognized €24 thousand or $26 thousand, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company did not recognized any income related to these grants during the three months ended March 31, 2024. As a result, the Company recorded €86 thousand or $93 thousand and €112 thousand or $115 thousand to deferred revenue as of March 31, 2025 and December 31, 2024, respectively.

11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in North Carolina, Denmark, Rwanda, and Japan to support its dispersed workforce. As of March 31, 2025, there were no minimum lease commitments related to month-to-month lease arrangements.
Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s Operating lease right-of-use assets and Operating lease liabilities. The Company’s leases have remaining terms of 1 year or less. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	March 31, 2025
Weighted average remaining lease term	1.89 years
Weighted average discount rate	5.0%
Balance sheet information related to leases as of as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets
Operating lease right-of-use assets	$119,911	$152,569

Operating lease liabilities
Short-term operating lease liabilities	$61,324	$84,549
Long-term operating lease liabilities	28,476	38,369
Total operating lease liabilities	$89,800	$122,918
Future maturities of ASC 842 lease liabilities as of March 31, 2025 are as follows:

Years Ending December 31,	Principal Payments	Imputed Interest Payments	Total Payments
2025	$50,533	$2,200	$52,733
2026	22,465	1,139	23,604
2027	8,566	607	9,173
2028	8,236	172	8,408
Total future maturities	$89,800	$4,118	$93,918
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024 as follows:

	For the three months ended March 31,
	2025	2024
Operating lease expense – fixed payments	$38,049	$39,877
Short term lease expense	11,247	11,936
Total lease expense	$49,296	$51,813

Supplemental cash flows information related to leases was as follow:

	For the three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(33,118)	$(41,741)
During the three months ended March 31, 2025, the Company did not incur variable lease expense.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
12. Segment Reporting
The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in our unaudited condensed consolidated financial statements. The Company currently operate in one reportable segment, artificial intelligence-powered solutions. The artificial intelligence-powered solutions segment generates revenue primarily from software licenses, professional services, and recurring Software-as-a-Service ("SaaS") revenue. The Company determined that providing the geographic information is impracticable as consolidated financial results are evaluated regardless of the location.
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
Our CODM assesses performance and makes operating decisions through review of the Company's revenues and expenses at the consolidated level as disclosed in our unaudited condensed consolidated statements of operations. Segment assets are disclosed in the unaudited consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as previously filed with the Commission. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Over the last year, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. This process has included:
•Reducing the size of the non-production-focused executive and consulting teams to reduce overhead.
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
iii.Stable Key (or “Stable IT2”) which is a revolutionary technology that generates a “key” directly from the biometric of the user which key has a mathematical correlation to all of the user's passwords, PINS, and other “secrets” for every account and use case meaning that those secrets never need to be stored in their entirety.

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
The Agreement has an open-ended term, continuing until either party provides 120 days’ written notice of termination. It also specifies termination provisions, including compensation and in the event of termination by the Company without cause or by Mr. Wilson for good reason, such as severance equal to up to 36 months of base salary and accelerated vesting of equity awards in certain circumstances, including a change in control. Termination for cause or voluntary resignation without good reason would result in payment of only accrued compensation and benefits through the termination date.
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
Principal Products and Services
Trust Stamp develops proprietary artificial intelligence-based technology solutions that utilize machine learning, computer vision, cryptography, and data analysis to protect sensitive data and support identity verification. The Company’s products are designed to prevent fraud, enhance privacy, enable automated decision-making, and improve access to digital services across global markets.
We adhere to the best practices outlined in the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) frameworks, and our policies and procedures in managing personally identifiable information (“PII”) comply with General Data Protection Regulation (“GDPR”) requirements wherever such requirements are applicable.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and implementing them through custom applications built and maintained for a few key customers. In the fourth quarter of 2022, the Company added to its product offerings a modular SaaS model intended for low-code or no implementation (“the Orchestration Layer”). The Orchestration Layer has been successful in attracting interested customers with over sixty financial institutions onboarded as of the date of this report, but those institutions have been slow to go into full production which has impacted revenue expectations. An analysis of the slow adoption revealed that many of the institutions would need some level of customization and in fourth quarter of 2024 and first quarter of 2025, the Company has invested in modification of the modules to meet the broader range of needs and preferences identified by the enrolled institutions. Orchestration Layer 2.0 will be “relaunched” in the second quarter of 2025.
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
As of March 31, 2025, a total of 76 financial institutions with over $348 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or currently implementing the Orchestration Layer to 87. Additional financial institutions have been onboarded subsequently to March 31, 2025, and as of the date of this report, there are a total of 94 customers implemented on the Orchestration Layer. The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $462 thousand of revenue for the Company to date including $37 thousand during the three months ended March 31, 2025.
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
Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended March 31,
	2025	2024
Net loss	(2,157,387)	(2,678,569)
Add: Other expense	1,726	6,336
Less: Other income	(26,361)	(193,114)
Add: Interest expense, net	23,595	18,549
Add: Stock-based compensation	60,556	297,886
Add: Change in fair value of warrant liability	(4,559)	(2,460)
Add: Depreciation and amortization	182,922	184,801
Adjusted EBITDA loss (non-GAAP)	$(1,919,508)	$(2,366,571)
Adjusted EBITDA loss (non-GAAP) for the three months ended March 31, 2025, decreased by 18.89%, to a $1.92 million million loss from a $2.37 million loss for the three ended March 31, 2024. The overall decrease in Adjusted EBITDA loss (non-GAAP) was driven by a decrease in selling, general, and administrative expenses during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. This decrease in selling, general and administrative expenses was primarily driven by a reduction in salaries and compensation, including stock-based compensation, which decreased by 55% from the three months ended March 31, 2024. Additionally, the salaries and compensation expenses decreased due to reductions in sales teams, departure of EVP of Mergers and Acquisition, and the departure of the former CFO with the replacement filled internally while the vacant role created from the promotion was not subsequently replaced. The Company also had a slight decrease in net revenue due to a new Mastercard Software Amendment executed in February 2025, with reduced fixed monthly license fees. The decrease in net revenue was partially offset by a new Statement of Work executed on January 1, 2025 under the Master Technology Services Agreement between the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID Technologies LLC (“QID”), which provides for service fees payable to the Company of a minimum $100,000 per month during the first six months, and up to $300,000 per month thereafter, payable on or before the 25th day of each month.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Net revenue (includes related party revenue of $87,847 and $0 during the three months ended March 31, 2025 and 2024, respectively)	$545,471	$573,676
Operating Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	300,710	294,598
Research and development	437,235	451,842
Selling, general, and administrative	1,787,590	2,491,693
Depreciation and amortization	182,922	184,801
Total Operating Expenses	2,708,457	3,422,934
Operating Loss	(2,162,986)	(2,849,258)
Non-Operating Income (Expense):
Interest expense, net	(23,595)	(18,549)
Change in fair value of warrant liability	4,559	2,460
Other income	26,361	193,114
Other expense	(1,726)	(6,336)
Total Other Income (Expense), Net	5,599	170,689
Net Loss before Taxes	(2,157,387)	(2,678,569)
Deemed dividend	—	—
Net loss before non-controlling interest	(2,157,387)	(2,678,569)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,157,387)	$(2,678,569)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.89)	$(3.97)
Weighted-average shares used to compute basic and diluted net loss per share	2,436,043	674,133

Comparison of the Three Months Ended March 31, 2025 and 2024
Net revenue

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Net revenue	$545,471	$573,676	$(28,205)	(4.92)%
During the three months ended March 31, 2025, Net revenue decreased to $545 thousand, or an 4.92% decrease from the Net revenue of $574 thousand for the three months ended March 31, 2024. During the three months ended March 31, 2025, the $545 thousand in Net revenue consisted of $347 thousand from an S&P 500 bank, $88 thousand from QID under the Master Technology Services Agreement, $37 thousand from Triton, $35 thousand from Mastercard, $26 thousand from FIS and various other customers for the remaining $13 thousand.
During the three months ended March 31, 2025 there was a decrease in Net revenue due to a new Mastercard Software Amendment executed in February 2025, with reduced fixed monthly license fees. As a result, during the three months ended March 31, 2025, the Company recognized $30 thousand for Mastercard Software License Fees, meanwhile, during the three months ended March 31, 2024 the Company recognized $86 thousand.

The decrease in Net revenue was partially offset by an increase of income from the Statement of Work under the QID Master Technology Services Agreement executed on January 1, 2025. The Statement of Work under the QID Master Technology Services Agreement, the Company provides services to QID of a minimum $100 thousand per month from January 2025 - June 2025, and up to $300 thousand per month thereafter. During three months ended March 31, 2025, the Company billed $300 thousand under this new agreement, compared to none during the three months ended March 31, 2024. In accordance with ASC 606 guidance, the Company recognized $88 thousand revenue and recorded $218 thousand to deferred revenue during the three months ended March 31, 2025.
Cost of services

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Cost of services	$300,710	$294,598	$6,112	2.07%
Cost of services (“COS”) increased by $6 thousand or 2.07% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily driven by a $20 thousand increase in Cost of services related to the QID Master Services Agreement. This increase was partially offset by a decrease of $14 thousand in internal development cost of sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to decrease in service requests resulting from the Mastercard Software License reductions.
Research and development

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Research and development	$437,235	$451,842	$(14,607)	(3.23)%
Research and development (“R&D”) expenses decreased by $15 thousand, or 3.23% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in R&D expense during the three months ended March 31, 2025 was primarily driven by the decrease in outsourced software development with 10Clouds as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 99.21% when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Selling, general, and administrative	$1,787,590	$2,491,693	$(704,103)	(28.26)%
Selling, general, and administrative expense (“SG&A”) decreased by $704 thousand, or 28.26%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in SG&A expense was driven by a $664 thousand decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended March 31, 2025 compared to the prior period. The $664 thousand decrease includes a $161 thousand reduction in stock-based compensation awards during the three months ended March 31, 2025. Additionally, the sales team was reduced from 9 team members during the three months ended March 31, 2024 to 0 team members during the three months ended March 31, 2025. Similarly, the EVP of Mergers and Acquisitions left the Company in December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally while the vacant role left was not subsequently replaced.

In addition, the Company incurred a $131 thousand decreases in legal and professional, travel costs, marketing, dues and subscription, and other operating expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The decreases in SG&A were partially offset by net variance increases for accounting and audit fees, rent and taxes amounting to $91 thousand for the three months ended March 31, 2025.
Depreciation and amortization

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Depreciation and amortization	$182,922	$184,801	$(1,879)	(1.02)%
Depreciation and amortization (“D&A”) decreased by $2 thousand, or 1.02% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The primary driver for the decrease in D&A is due to fully depreciating the Pixelpin (an asset acquired in March 2021) intangible asset during the three months ended March 31, 2024. There was $0 of Pixelpin amortization expense during the three months ended March 31, 2025 compared to $6 thousand during the three months ended March 31, 2024. The Pixelpin asset balance was fully depreciated in February 2024.

Operating loss

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Operating loss	$(2,162,986)	$(2,849,258)	$686,272	(24.09)%
The Company’s Operating loss decreased by $686 thousand or 24.09% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in Operating loss was mainly related to the decrease in Selling, general and administrative expenses (SG&A) and Research and development (R&D) expenses.
Interest expense, net

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Interest expense, net	$(23,595)	$(18,549)	$(5,046)	27.20%
Interest expense, net increased by $5 thousand, or 27.20% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in interest expense is primarily due to $13 thousand of interest expense incurred with respect to interest due to the Sentilink loan that the Company entered into on November 13, 2024 and was fully paid in January 2025. This increase was partially offset by the decrease of $8 thousand as a result of the Malta loan interest rate decreasing from 6.5% for the three months ended March 31, 2024 to 5.15% for the three months ended March 31, 2025.
Change in fair value of warrant liability

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$4,559	$2,460	$2,099	85.33%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended March 31, 2025 of $5 thousand compared to a gain of $2 thousand during the three months ended March 31, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Other income	$26,361	$193,114	$(166,753)	(86.35)%
Other income decreased by $167 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a $187 thousand gain from a settlement of a mobile hardware bill that was outstanding as of December 31, 2023, which we negotiated for a lower payment, and paid during the three months ended March 31, 2024. There was no such gain during the three months ended March 31, 2025. This was partially offset during the three months ended March 31, 2025 by other income amounting to $26 thousand that was recognized from two Xjenza projects that the Company had entered into with the government of Malta. Both agreements were not in place during the three months ended March 31, 2024.
Other expense

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Other expense	$(1,726)	$(6,336)	$4,610	(72.76)%
Other expense decreased by $5 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Company incurred $2 thousand and $6 thousand in unrealized loss on foreign currency translation expense for the three months ended March 31, 2025 and 2024, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.
Liquidity and Capital Resources
As of March 31, 2025, the Company had approximately $1.14 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the three months ended March 31, 2025 of $2.16 million, Net operating cash outflows of $1.54 million for the same period, and an accumulated deficit of $63.62 million as of March 31, 2025. The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations. The Company has not yet made any sales under its Equity Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, up to $6,196,000 worth of its shares of Common Stock, which the Company believes can be utilized to supplement its cash requirements going forward.
On November 13, 2024, the Company entered into a secured promissory note, which provides for a term loan to the Company with the principal amount of $3.00 million and interest rate of 14% per annum. Principal and any accrued but unpaid interest under this note shall be due and payable upon demand of the noteholder at any time after January 12, 2025. The note is secured by all of the Borrower’s assets, including receivables. The secured promissory note was fully repaid on January 10, 2025.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss for the three months ended March 31, 2025 of $2.16 million, net operating cash outflows of $1.54 million for the same period, and an accumulated deficit of $63.62 million as of March 31, 2025.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Net cash flows from operating activities	$(1,540,477)	$(2,157,635)
Net cash flows from investing activities	$(230,298)	$(155,962)
Net cash flows from financing activities	$125,833	$(22,498)
Operating Activities
Net cash flows used in operating activities decreased by 28.60% from $2.16 million during the three ended March 31, 2024, compared to $1.54 million during the three months ended March 31, 2025. Of the $2.16 million net loss for the three months ended March 31, 2024, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $1.54 million cash used for operating activities for the three months ended March 31, 2025.
Those adjustments included the add back of $61 thousand related to stock-based compensation mainly due to the timing of stock-based compensation awards. There was a $164 thousand decrease in stock-based compensation during the three months ended March 31, 2025 when compared to the three ended March 31, 2024 due to the reduction stock-based compensation awards. Another add back of $600 thousand is included for note receivable payments received from a license agreement with QID entered into on November 12, 2024. Additionally, there is an add back of $197 thousand in deferred revenue primarily related to QID revenue billed during the three months ended March 31, 2025 that will be recognized by the end of the current year, $119 thousand for prepaid expenses, and $183 thousand for non-cash depreciation and amortization.
The add backs were offset by reductions in certain cash and noncash adjustments including $368 thousand for cash received on accounts receivable, and $187 thousand from the increase in accruals.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was $230 thousand, compared to net cash of $156 thousand used in the three months ended March 31, 2024. Cash used in investing activities during the three months ended March 31, 2025 related primarily to continued investments in technologies intended to be capitalized and monetized over time.
Financing Activities
During the three months ended March 31, 2025, Net cash flows from financing activities was $126 thousand, compared to Net cash flows from financing activities of $22 thousand for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company raised $3.21 million in net proceeds from a securities purchase agreement with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. In addition, the Company repaid the Sentilink secured promissory note payable in full including the principal balance of $3 million and interest of $69 thousand.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. There have been no material changes in the critical accounting estimates policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
Notwithstanding the identified material weaknesses, management has concluded that the unaudited condensed consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended December 31, 2024, filed with the SEC on March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective internal controls, including property design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. Therefore, management has concluded that: (1) the above control deficiency constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of December 31, 2024.
Management’s Plan to Remediate the Previously Reported Material Weakness
Management has evaluated the material weakness described above and has updated its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. It is management's belief that these added controls will effectively remediate the previous existing material weakness. However, the implemented and enhanced controls have not operated for a sufficient period of time and additional testing will be required during 2025 to ensure that the internal control environment is operating as designed before we can conclude the material weakness has been remediated. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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
Management identified a material weaknesses in internal control related to proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions in our Quarterly Report for the nine months ended September 30, 2024, filed with the SEC on November 15, 2024. The implemented and enhanced controls for remediation have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of the date of this report. As a result, management concluded that the Company has not maintained effective internal controls over financial reporting as of March 31, 2025.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of, any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of risks our Company may face in relation to litigation against our Company.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2025, the Company made the following sales of securities in transactions not registered under the Securities Act.
–On January 6, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with an institutional investor (the “Selling Stockholder”), pursuant to which the Company agreed to issue and sell to the Selling Stockholder (i) in a registered direct offering, (a) 175,000 shares of Class A Common Stock (the “January 2025 Shares”); and (b) Pre-Funded Warrants (the "January 2025 Pre-Funded Warrants") to purchase 239,202 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share and (ii) in a concurrent private placement, common stock purchase warrants consisting of Series A common warrants exercisable for up to 414,202 shares of Class A Common Stock at an exercise price of $8.45 per share of Class A Common Stock (the “January 2025 Series A Warrants”), and Series B common warrants exercisable for up to 207,101 shares of Class A Common Stock at an exercise price of $8.45 per share (the “January 2025 Series B Warrants”, and collectively with the January 2025 Series A Warrants, the “January 2025 Private Placement Warrants”). The offering price per January 2025 Share and respective January 2025 Private Placement Warrants was $8.45, and the offering price per Pre-Funded Warrant was $8.449. The securities to be issued in the registered direct offering were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-271091) (the “Shelf Registration Statement”), initially filed by the Company with the SEC under the Securities Act on April 3, 2023 and declared effective on April 12, 2023. The January 2025 Pre-Funded Warrants are immediately exercisable upon issuance and will remain exercisable until all of the January 2025 Pre-Funded Warrants are exercised in full. The Private Placement Warrants (and the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. On January 8, 2025, the Company closed the registered direct offering and the private placement offering (collectively, the “January 2025 Offering”), raising gross proceeds of approximately $3.50 million before deducting placement agent fees and other offering expenses payable by the Company.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2025 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.1	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.2	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.6	Form of Promissory Note due and payable on July 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.7	Form of Promissory Note due and payable on August 31, 2024 ($500,000) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.8
Form of Promissory Note due and payable within three days of an effective resale registration statement ($1,000,000) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024).

4.9	Prepaid Warrant issued by Boumarang Inc. to the Company (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

4.10	Form of Pre-Funded Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.11	Form of Private Placement Warrant Dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on September 13, 2024).

4.12	Form of New Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.13	Form of Common Stock Purchase Warrant dated September 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.15	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.16	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.17	Form of Pre-Funded Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.18	Form of Series A Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.19	Form of Series B Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.31+	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.32	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

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

_________________________
* Filed herewith.
+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

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

/s/ Gareth Genner
Gareth Genner, Principal Executive Officer, Chief Executive Officer, Director
Date: May 15, 2025

/s/ Lance Wilson
Lance Wilson, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: May 15, 2025

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: May 15, 2025

/s/ William McClintock
William McClintock, Director
Date: May 15, 2025

/s/ Charles Potts
Charles Potts, Director
Date: May 15, 2025

/s/ Kristin Stafford
Kristin Stafford, Director
Date: May 15, 2025

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: May 15, 2025

/s/ Andrew Scott Francis
Andrew Scott Francis, Director
Date: May 15, 2025