Form 10-Q
period 2025-06-30
T Stamp Inc
filed 2025-08-14
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2025, there were 2,542,290 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$292,054	$2,783,321
Accounts receivable, net (includes unbilled receivables of $5,670 and $0 as of June 30, 2025 and December 31, 2024, respectively and related party receivables of $380,712 and $0 as of June 30, 2025 and December 31, 2024 )	812,517	332,931
Note receivable, related party	—	1,000,000
Related party receivables	17,126	21,932
Prepaid expenses and other current assets	336,466	529,116
Total Current Assets	1,458,163	4,667,300
Capitalized internal-use software, net	1,631,950	1,549,332
Goodwill	1,248,664	1,248,664
Intangible assets, net	201,365	213,278
Property and equipment, net	63,184	31,675
Operating lease right-of-use assets	179,711	152,569
Investments (includes related party investment of $125,000 and $0 as of June 30, 2025 and December 31, 2024, respectively)	844,212	719,212
Other assets	31,501	17,794
Total Assets	$5,658,750	$8,599,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$364,873	$298,207
Related party payables	75,354	56,594
Accrued expenses	696,259	521,137
Deferred revenue (includes related party deferred revenue of $294,316 and $0 as of June 30, 2025 and December 31, 2024, respectively)	409,553	141,168
Income tax payable	2,463	7,806
Current portion of loans payable	—	3,056,384
Short-term operating lease liabilities	118,084	84,549
Total Current Liabilities	1,666,586	4,165,845

Warrant liabilities	250,875	255,039
Notes payable (includes accrued interest of $24,545 and $58,235, as of June 30, 2025 and December 31, 2024, respectively)	1,105,811	951,727
Long-term operating lease liabilities	28,281	38,369
Total Liabilities	3,051,553	5,410,980

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 2,495,290 and 2,023,351 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively*	24,953	20,234
Additional paid-in capital	67,743,225	64,284,462
Accumulated other comprehensive income	5,364	181,148
Accumulated deficit	(65,327,784)	(61,458,439)
Total T Stamp Inc. Stockholders’ Equity	2,445,758	3,027,405
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	2,607,197	3,188,844
Total Liabilities and Stockholders’ Equity	$5,658,750	$8,599,824
(*) Adjusted retroactively for reverse stock splits, see Note 1.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025		2024
Net revenue (includes related party revenue of $250,893 and $0 during the three months ended June 30, 2025 and 2024, respectively, and $338,740 and $0 during the six months ended June 30, 2025 and 2024, respectively)	$812,667	$500,395	$1,358,138		$1,074,071
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	362,776	247,435	663,487		542,033
Research and development	513,370	564,736	950,605		1,016,578
Selling, general, and administrative	1,430,853	2,132,395	3,218,443		4,624,088
Depreciation and amortization	188,273	181,195	371,194		365,996
Total operating expenses	2,495,272	3,125,761	5,203,729		6,548,695
Operating loss	(1,682,605)	(2,625,366)	(3,845,591)		(5,474,624)
Non-Operating Income (Expense):
Interest expense, net	(11,917)	(16,773)	(35,513)		(35,322)
Change in fair value of warrant liability	(395)	2,408	4,164		4,868
Other income	17,986	41,739	44,238		234,852
Other expense	(27)	(369)	(1,643)	—	(6,704)
Total other income (expense), net	5,647	27,005	11,246		197,694
Net loss before taxes and and equity method investment	(1,676,958)	(2,598,361)	(3,834,345)		(5,276,930)
Income tax (expense)	—	—	—		—
Net loss from equity method investment, related party	(35,000)	—	(35,000)		—
Net loss	(1,711,958)	(2,598,361)	(3,869,345)		(5,276,930)
Net loss attributable to non-controlling interest	—	—	—		—
Net loss attributable to T Stamp Inc.	$(1,711,958)	$(2,598,361)	$(3,869,345)		$(5,276,930)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.69)	$(3.19)	$(1.57)		$(7.09)
Weighted-average shares used to compute basic and diluted net loss per share*	2,496,574	815,165	2,466,476		744,649
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net loss	$(1,711,958)	$(2,598,361)	$(3,869,345)	$(5,276,930)
Other comprehensive income (loss):
Foreign currency translation adjustments	(133,515)	3,698	(175,784)	35,389
Total other comprehensive income (loss)	(133,515)	3,698	(175,784)	35,389
Comprehensive loss	(1,845,473)	(2,594,663)	(4,045,129)	(5,241,541)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(1,845,473)	$(2,594,663)	$(4,045,129)	$(5,241,541)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2024*	673,311	$6,733	$54,735,712	—	$—	$171,361	$(53,531,854)	$161,439	$1,543,391
Exercise of warrants to common stock*	36,140	361	(361)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units, to wholly owned subsidiary*	16,159	162	(34,658)	—	—	—	—	—	(34,496)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees*	33,333	333	1,690,147	—	—	—	—	—	1,690,480
Stock-based compensation	—	—	307,125	—	—	—	—	—	307,125
Currency translation adjustment	—	—	—	—	—	3,698	—	—	3,698
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(2,598,361)	—	(2,598,361)
Balance, June 30, 2024*	758,943	$7,589	$56,697,965	—	$—	$175,059	$(56,130,215)	$161,439	$911,837

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2025	2,487,052	$24,871	$67,535,255	—	$—	$138,879	$(63,615,826)	$161,439	$4,244,618
Issuance of common stock in relation to vested restricted stock units and grants	8,238	82	187	—	—	—	—	—	269
Stock-based compensation	—	—	207,783	—	—	—	—	—	207,783
Currency translation adjustment	—	—	—	—	—	(133,515)	—	—	(133,515)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(1,711,958)	—	(1,711,958)
Balance, June 30, 2025	2,495,290	$24,953	$67,743,225	—	$—	$5,364	$(65,327,784)	$161,439	$2,607,197
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024*	609,557	$6,096	$54,460,960	3,649	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of warrants and prefunded warrants to common stock*	94,940	949	(949)	—	—	—	—	—	—
Issuance of common stock in relation to vested restricted stock units and grants*	21,113	211	(57,204)	(3,649)	—	—	—	—	(56,993)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees*	33,333	333	1,690,147	—	—	—	—	—	1,690,480
Stock-based compensation	—	—	605,011	—	—	—	—	—	605,011
Currency translation adjustment	—	—	—	—	—	35,389	—	—	35,389
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(5,276,930)	—	(5,276,930)
Balance, June 30, 2024*	758,943	$7,589	$56,697,965	—	$—	$175,059	$(56,130,215)	$161,439	$911,837

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2025*	2,023,351	$20,234	$64,284,462	—	$—	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants	56,042	560	(15,440)	—	—	—	—	—	(14,880)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	414,202	4,142	3,205,881	—	—	—	—	—	3,210,023
Reverse stock split rounding*	1,695	17	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	268,339	—	—	—	—	—	268,339
Currency translation adjustment	—	—	—	—	—	(175,784)	—	—	(175,784)
Net loss attributable to T Stamp Inc.	—	—	—	—	—	—	(3,869,345)	—	(3,869,345)
Balance, June 30, 2025	2,495,290	$24,953	$67,743,225	—	$—	$5,364	$(65,327,784)	$161,439	$2,607,197
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,869,345)	$(5,276,930)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Change in value of equity method investment, related party	35,000	—
Depreciation and amortization	371,194	365,996
Stock-based compensation	268,339	605,011
Change in fair value of warrant liability	(4,164)	(4,868)
Impairment of assets	—	1,112
Non-cash interest	37,203	28,808
Non-cash lease expense	62,649	78,964
Non-cash write off of mobile hardware	—	(162,130)
Loss on retirement of equipment	—	2,955
Changes in assets and liabilities:
Accounts receivable (including changes in related party balances of $440,712 and $0 respectively)	(539,586)	168,947
Note receivable, related party	900,000	—
Related party receivables	4,806	19,166
Prepaid expenses and other current assets	192,650	100,169
Other assets	(13,707)	(12,099)
Accounts payable	66,666	(127,480)
Accrued expense	175,122	395,488
Related party payables	18,760	(29,014)
Deferred revenue	268,385	171,200
Income tax payable	(5,343)	(1,975)
Operating lease liabilities	(65,182)	(80,248)
Net cash flows used in operating activities	(2,096,553)	(3,756,928)
Cash flows from investing activities:
Capitalized internally developed software costs	(376,117)	(315,192)
Patent application costs	(54,059)	(38,810)
Purchases of property and equipment	(38,834)	(9,084)
Net cash flows used in investing activities	(469,010)	(363,086)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	3,210,023	1,690,480
Forfeited common stock shares to satisfy taxes	(14,880)	(56,993)
Principal payments on loans	(3,069,041)	—
Net cash flows from financing activities	$126,102	$1,633,487
Effect of foreign currency translation on cash	(51,806)	5,313
Net change in cash and cash equivalents	(2,491,267)	(2,481,214)
Cash and cash equivalents, beginning of period	2,783,321	3,140,747
Cash and cash equivalents, end of period	$292,054	$659,533

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69,165	$2,356

Supplemental disclosure of non-cash activities:
Adjustment to operating lease right-of-use assets related to renewed leases	$89,791	$143,594
Adjustment to operating lease operating lease liabilities related to renewed leases	$88,629	$142,192
Non-cash contributions to equity method investment	$160,000	$—

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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the three and six months ended June 30, 2025 of $1.71 million and $3.87 million, respectively, net operating cash outflows of $2.10 million for the same period, negative working capital of $208 thousand, and an accumulated deficit of $65.33 million as of June 30, 2025.
The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy the Company’s capital needs. While the negotiation of significant additional revenue is well advanced, it has not reached a stage that allows it to be factored into a going concern evaluation. In addition, although the Company has previously been successful in raising capital as needed and has already made plans to do so as well as restructuring expenses to meet the Company’s cash needs, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months since issuance of these unaudited condensed consolidated financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trust Stamp Malta Limited (“Trust Stamp Malta”), Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Trust Stamp Denmark ApS, Trust Stamp Nigeria Limited, Quantum

Foundation, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”) and Stable Key LLC. All significant intercompany transactions and accounts have been eliminated.
The Company has completed the process of administratively dissolving AIID Payments Limited and the dissolution was effective October 29, 2024.
Further, we continue to consolidate Tstamp Incentive Holdings (“TSIH”) which we consider to be a variable interest entity.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2023, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of June 30, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2025 the Company had $0 deposits in excess of insured limits, meanwhile as of December 31, 2024, the Company had $2.16 million in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Two customers represented 86.91%, or 46.86% and 40.05%, of the balance of total Accounts receivable as of June 30, 2025 and one customer represented 78.50% of the balance of total accounts receivable as of December 31, 2024. The Company seeks to mitigate its credit risk with respect to accounts receivable by regularly monitoring the aging of accounts receivable balances and contracting with large commercial customers and government agencies. As of June 30, 2025 and December 31, 2024, the Company had not experienced any significant losses on its accounts receivable.
During the three months ended June 30, 2025, the Company sold to primarily two customers which made up approximately 83.79% of total net revenue, and consisted of 52.92% and 30.87% from an S&P 500 Bank and QID Technologies LLC (“QID”), respectively.
Additionally, during the three months ended June 30, 2024, the Company sold to primarily three customers which made up approximately 96.21% of total net revenue, and consisted of 67.33%, 17.38%, and 11.50% from an S&P 500 Bank, Mastercard, and Triton, respectively.
During the six months ended June 30, 2025, the Company sold to primarily two customers which made up approximately 82.14% of total net revenue, and consisted of 57.20% and 24.94% from an S&P 500 Bank and QID, respectively.

Additionally, during the six months ended June 30, 2024, the Company sold to primarily three customers which made up approximately 95.37% of total net revenue, and consisted of 62.39%, 22.72%, and 10.26% from an S&P 500 Bank, Mastercard, and Triton, respectively.
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
As of June 30, 2025, the Company determined that no Capitalized internal-use software were impaired. As of December 31, 2024, the Company determined that $25 thousand of Capitalized internal-use software and $2 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to research and development during the year ended December 31, 2024.
Cost Method Investment — Cost method investments are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the measurement alternative permitted by ASC 321, recording the initial investment at cost and remeasures the investment to fair value when impaired or upon observable transaction prices. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the investments would be estimated, which would involve a significant degree of judgment and subjectivity.
The Company evaluates the investment on a quarterly basis for indicators of impairment or observable price changes in orderly transactions for the same or similar investments. There was no impairment of the Boumarang investment as of June 30, 2025.
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
Equity method investments are reviewed for impairment whenever significant events or changes in circumstances occur and indicate that the carrying amount may not be recoverable. When those changes are other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. There was no impairment of the Company's equity method investments as of June 30, 2025 or December 31, 2024
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.

In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of June 30, 2025 and December 31, 2024.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2025 and December 31, 2024, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Professional services (over time)	$782,667	$414,145	$1,298,138	$901,571
License fees (over time)	30,000	86,250	60,000	172,500
Total Revenue	$812,667	$500,395	$1,358,138	$1,074,071
Recent Accounting Pronouncements Not Yet Adopted — On November 4, 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development expenses). In January 2025, the FASB issued ASU Update 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". ASU 2025-01 amends the effective date of ASU 2024-03 to clarify the effective date for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
In May 2025, the FASB issued ASU 2025-04, "Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Clarifications to Share-Based Consideration Payable to a Customer". The update is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). Early adoption is permitted and the amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted for all entities. The amendments in this Update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets". The update amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (available to all entities other than public business entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Board developed the new guidance in conjunction with the Private Company Council to address concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions.
ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
Recently Adopted Accounting Pronouncement — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard as of January 1, 2025, and the guidance did not have a material impact on its unaudited condensed consolidated financial statements or related disclosures.
2. Borrowings
Promissory Notes Payable

	June 30, 2025	December 31, 2024
Malta loan receipt 3 – June 3, 2022	$539,268	$474,662
Malta loan receipt 2 – August 10, 2021	332,965	293,075
Malta loan receipt 1 – February 9, 2021	68,357	60,168
Interest added to principal	140,676	65,587
Total principal outstanding	1,081,266	893,492
Plus: accrued interest	24,545	58,235
Total promissory notes payable	$1,105,811	$951,727
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of June 30, 2025, the balance received was $941 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 6.50% for the six months ended June 30, 2024 to 5.15% for the six months ended June 30, 2025.

Subordinated Business Loans

	June 30, 2025	December 31, 2024
Agile Loan - July 9, 2024	$—	$315,000
Agile Loan - August 29,2024	—	530,000
Interest added to Agile Loan - July 9, 2024	—	138,600
Interest added to Agile Loan - August 29, 2024	—	233,200
Total principal and interest outstanding	—	1,216,800
Less: loan repayments	—	1,216,800
Total promissory notes payable	$—	$—
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
Secured Promissory Note

	June 30, 2025	December 31, 2024
SentiLink loan agreement - November 13, 2024	$3,000,000	$3,000,000
Interest added to principal	56,384	56,384
Total principal and interest outstanding	3,056,384	3,056,384
Plus: accrued interest	12,657	—
Less: payments	(3,069,041)	—
Total secured promissory note payable	$—	$3,056,384
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

3. Warrants

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	1,826,593	$6.36	4.48	$12,767,731
Warrants issued	860,505	6.10
Warrants exercised	(239,202)	—
Warrants canceled and forfeited	—	—
Warrant liability variable share change	393,927	—
Balance as of June 30, 2025	2,841,823	$5.85	3.74	249,999
Warrants exercisable as of June 30, 2025	2,841,823	$5.85	3.74	249,999
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2024 to June 30, 2025:

Warrants ($)
Balance as of January 1, 2024	$256,536
Additional warrants issued	—
Change in fair value	(1,497)
Balance as of December 31, 2024	$255,039
Additional warrants issued	—
Change in fair value	(4,164)
Balance as of June 30, 2025	$250,875
As of June 30, 2025, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of June 30, 2025.
On December 16, 2016, the Company issued an investor warrant to purchase $50 thousand worth of shares of our Class A Common Stock. The warrants have no vesting period and expire on December 16, 2026. The warrant agreement states that the investor is entitled to the “number of shares of Common Stock with a Fair Market Value as of the Determination Date of $50,000”. The determination date is defined as the “date that is the earlier of (A) the conversion of the investor’s Note into the equity interests of the Company or (B) the maturity date of the Note.” The investor converted the referenced Note on June 30, 2020, therefore, defining the determination date. The number of shares to be purchased is settled as 428 shares as of June 30, 2020. The exercise price of the warrants is variable until the exercise date.
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of June 30, 2025, the warrant liability is recorded at $875 which is a

$4 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $5 thousand as of December 31, 2024.
The following assumptions were used to calculate the fair value of the warrant liability:

	June 30, 2025	December 31, 2024
Fair value	$1.53 — $2.04	$1.62 — $12.19
Exercise price	$1.96 — $1.97	$2.42 — $7.35
Risk free interest rate	3.89% — 3.97%	3.51% — 4.50%
Expected dividend yield	—%	—%
Expected volatility	165.92% — 174.07%	79.19% — 170.24%
Expected term	2 years	2 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	June 30, 2025	December 31, 2024
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	190,987	190,987
September 3, 2024	$4.83	636,404	636,404
September 10, 2024	$3.41	250,930	250,930
December 5, 2024	$8.10	370,370	370,370
December 5, 2024	$8.10	277,778	277,778
January 6, 2025	$8.45	414,202	—
January 6, 2025	$8.45	207,101	—
Total warrants outstanding		2,353,114	1,731,811
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
The warrants to purchase the remaining 5,342 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2025.
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
The warrants to purchase the remaining 190,987 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2025.

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
The warrants to purchase the remaining 636,404 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2025.
September 10, 2024
On September 10, 2024, the Company, entered into a Securities Purchase Agreement the (“SPA”) with a certain institutional investor. The investor and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of June 30, 2025, all promissory notes have been repaid.
Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to issue shares certain warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2025.
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
The warrants to purchase the 370,370 December 2024 Series A Warrants and the 277,778 December 2024 Series B Warrants remain outstanding as of June 30, 2025.
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
The warrants to purchase the 414,202 January 2025 Series A Warrants and the 207,101 January 2025 Series B Warrants remain outstanding as of June 30, 2025.
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

The investment in Boumarang was recorded in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the measurement alternative permitted by ASC 321, recording the initial investment at cost and remeasures the investment to fair value when impaired or upon observable transaction prices. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the Prepaid Warrants would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. There was no impairment of the Boumarang investment as of June 30, 2025.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
QID Technologies, LLC — On November 12, 2024, the Company entered into a business arrangement with Qenta Inc. ("Qenta") under which Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). This arrangement is considered a related party transaction due to the common ownership. See Note 9 for details. In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1 million license fee in the form of a promissory note, which was due and payable in three equal tranches on December 31, 2024, February 1, 2025; and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received all payments pursuant to this promissory note as of the date of this report.
Additionally, on January 1, 2025 the Company (through its subsidiary, Trust Stamp Malta Limited) and QID agreed to enter into a Master Technology Services Agreement, under which QID will contract with the Company for business development, product development, and product operations for identity and privacy services and solutions in return for monthly service fees capped at $3.60 million annually. During the first six months of this agreement, the service fee shall be a minimum $100 thousand per month. Thereafter, the service fee payable shall be up to $300 thousand per month.
The Company recorded the initial investment in QID of $100,000 in “Investments” on its unaudited condensed consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of March 31, 2025 is below:

March 31, 2025
Total Assets	$1,583,334
Total Liabilities	$633,334
Total Equity	$950,000
QID did not have a net loss as of December 31, 2024 as the entity was formed on November 12, 2024. Trust Stamp recorded 10.00% of QID's net loss or $35 thousand during the six months ended June 30, 2025. Results for QID’s operations during the three months ended March 31, 2025 are summarized below:

For the three months ended March 31,
2025
Revenues	$—
Costs and expenses	350,000
Net loss	$(350,000)
The Company held a weighted average of 10% of QID’s equity during the six months ended June 30, 2025.

Activity recorded for the Company’s equity method investment in QID during the six months ended June 30, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$—
Portion of operating losses recognized	(35,000)
Change in T Stamp Inc's basis	160,000
Equity investment carrying amount at June 30, 2025	$125,000
5. Balance Sheet Components
Note receivable, related party
Note receivable, related party as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
QID note receivable	$—	$1,000,000
Note receivable	$—	$1,000,000
On November 12, 2024, the Company entered into a business arrangement with Qenta. Under the arrangement, Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1,000,000 license fee in the form of a promissory note, which is due and payable in three equal tranches on December 31, 2024; February 1, 2025, and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company recorded the initial investment in QID of $100,000, or 10% of the license fee, in “Investments” on its unaudited condensed consolidated balance sheet. As of the date of this report the Company has received all payments from QID pursuant to this note totaling $900 thousand.
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid operating expenses	$273,610	$417,106
Rent deposit	21,871	26,530
Value added tax receivable	27,065	42,000
Tax credit receivable (short-term)	—	25,045
Miscellaneous receivable	13,920	18,435
Prepaid expenses and other current assets	$336,466	$529,116
Capitalized internal-use software, net
Capitalized internal-use software, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	June 30, 2025	December 31, 2024
Internally developed software	5 Years	$4,893,444	$4,517,327
Less: Accumulated depreciation		(3,261,494)	(2,967,995)
Capitalized internal-use software, net		$1,631,950	$1,549,332
Amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2025 and 2024 totaled $151 thousand and $139 thousand, respectively.

Amortization expense during the six months ended June 30, 2025 and 2024 totaled $293 thousand and $278 thousand, respectively.
Property and equipment, net
Property and equipment, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	June 30, 2025	December 31, 2024
Computer equipment	3-4 Years	$209,908	$146,896
Furniture and fixtures	10 Years	21,242	24,973
Property and equipment, gross		231,150	171,869
Less: Accumulated depreciation		(167,966)	(140,194)
Property and equipment, net		$63,184	$31,675
Depreciation expense is recognized on a straight-line basis and during the three months ended June 30, 2025 and 2024 totaled $6 thousand and $9 thousand, respectively.
Depreciation expense during the six months ended June 30, 2025 and 2024 totaled $12 thousand and $19 thousand, respectively.
Accrued expenses
Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Compensation payable	$260,643	$228,435
Commission liability	18,228	12,937
Accrued employee taxes	381,231	191,447
Other accrued liabilities	36,157	88,318
Accrued expenses	$696,259	$521,137
6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the six months ended June 30, 2025.
Intangible assets, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	June 30, 2025	December 31, 2024
Patent application costs	3 Years	$653,282	$599,223
Trade name and trademarks	3 Years	74,924	65,948
Intangible assets, gross		728,206	665,171
Less: Accumulated amortization		(526,841)	(451,893)
Intangible assets, net		$201,365	$213,278
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2025 and 2024 totaled $32 thousand and $33 thousand, respectively.
Intangible asset amortization during the six months ended June 30, 2025 and 2024 totaled $66 thousand and $70 thousand, respectively.

Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2025	$62,174
2026	89,641
2027	43,471
2028	6,079
Total future amortization	$201,365
7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,711,958)	$(2,598,361)	$(3,869,345)	$(5,276,930)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	2,496,574	815,165	2,466,476	744,649

Net loss per share attributable to common stockholders	$(0.69)	$(3.19)	$(1.57)	$(7.09)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2025	December 31, 2024
Options, RSUs, and grants	497,866	103,521
Warrants	2,841,823	1,826,593
Total	3,339,689	1,930,114

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
Stock Options
The following table summarizes stock option activity as of June 30, 2025:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	26,274	$94.05	1.95	$—
Options granted	1,614	16.99
Options exercised	—	—
Options canceled and forfeited	(5,223)	116.07
Balance as of December 31, 2024	22,665	84.28	1.27	—
Options granted	934	6.44
Options exercised	—	—
Options canceled and forfeited	(36)	55.56
Balance as of March 31, 2025	23,563	81.84	1.13	—
Options granted	997	6.02
Options exercised	—	—
Options canceled and forfeited	(126)	47.62
Balance as of June 30, 2025	24,434	79.31	0.97	—
Options vested and exercisable as of June 30, 2025	24,434	$79.31	0.97	$—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2025 and 2024 was $0.
The weighted average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $2.07 and $6.45 per share, respectively. The total grant-date fair value of options that vested during the six months ended June 30, 2025 and 2024 was $4 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the six months ended June 30, 2025 and 2024:

For the six months ended June 30,
	2025	2024
Fair value of Class A Common Stock	$1.27 — $4.48	$2.55 — $10.80
Exercise price	$6.01 — $6.85	$19.80 — $24.60
Risk free interest rate	3.78% — 4.33%	4.11% — 4.71%
Expected dividend yield	—%	—%
Expected volatility	155.39% — 166.59%	77.54% — 79.80%
Expected term	3 years	3 years
As of June 30, 2025, the Company had 24,434 stock options outstanding of which all are fully vested options.

The Company recognized $1 thousand in stock option expense during the three months ended June 30, 2025 and 2024, as well as $4 thousand in stock option expense during the six months ended June 30, 2025 and 2024. As of June 30, 2025 the Company has no unrecognized stock-based compensation related to options.
Stock Grants
As of June 30, 2025, the Company had 13,938 common stock grants outstanding of which 10,932 were vested but not issued and 3,006 were not yet vested. All granted and outstanding common stock grants will fully vest by June 30, 2026.
The Company recognized $160 thousand and $38 thousand in common stock grant expense during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company has $5 thousand unrecognized stock-based compensation related to common stock grants that will be recognized over the next year.
RSUs
As of June 30, 2025, the Company had 459,494 RSUs outstanding of which 300 were vested but not issued and 459,194 were not yet vested. All granted and outstanding RSUs fully vested by January 2, 2027.
The Company recognized $235 thousand and $289 thousand in RSU expense during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 the Company has $756 thousand unrecognized stock-based compensation related to RSUs, to be recognized over the following months before January 2, 2027.
A summary of outstanding RSU activity as of June 30, 2025 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2024	29,740
Granted	69,539
Vested (issued)	(22,146)
Forfeited	(5,059)
Balance as of December 31, 2024	72,074
Granted	43,894
Vested (issued)	(41,734)
Forfeited	(11,429)
Balance as of March 31, 2025	62,805
Granted	411,547
Vested (issued)	(8,238)
Forfeited	(6,620)
Balance as of June 30, 2025	459,494
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cost of services	$870	$—	$951	$262
Research and development	5,549	6,094	11,756	14,210
Selling, general, and administrative	258,741	301,031	386,780	590,539
Total stock-based compensation expense	$265,160	$307,125	$399,487	$605,011
The Company recognized a total of $399 thousand stock-based compensation during the six months ended June 30, 2025 of which $131 thousand was related to prepaid services paid in stock-based compensation. The Company recognized a total of

$265 thousand stock based compensation during the three months ended June 30, 2025 of which $57 thousand was related to prepaid services paid in stock-based compensation.
9. Related Party Transactions
Related Party Payables
Related party payables of $75 thousand and $57 thousand as of June 30, 2025 and December 31, 2024, respectively. The Related party payables as of June 30, 2025 and December 31, 2024 primarily relate to amounts owed to contractors and smaller amounts payable to members of management as expense reimbursements. There were no costs incurred in relation to 10Clouds for the three and six months ended June 30, 2025 and costs incurred in relation to 10Clouds for the three and six months ended June 30, 2024, totaled approximately $7 thousand and $111 thousand, respectively.
Related Party Receivables
Related party receivables of $17 thousand and $22 thousand as of June 30, 2025 and December 31, 2024, respectively, are primarily related to amounts due from an employee loan and smaller amounts due from employee.
QID Technologies, LLC
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID. The Company and QID have entered into a license and assignment agreement and a Master Technology Services Agreement. See Note 4 for more information. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, Cost of services, and Net loss from equity method investment.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of June 30, 2025 and December 31, 2024, the Vital4Data, Inc. commission due was $0.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent (30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The Company has not earned any commissions pursuant to the CyberFish agreement to date. As of June 30, 2025 and December 31, 2024, the CyberFish commission due was $0.
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

On January 25, 2022, the Company entered into an agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. During the three and six months ended June 30, 2025 and 2024, the Company incurred no expenses that are reimbursable under the grant. As of June 30, 2025, no amounts provided under this grant were received.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into three separate tranches: Pre-financing (50%) resulting in €38 thousand or $40 thousand, interim financing 30% resulting in €23 thousand or $24 thousand, and retention (20%) resulting in €15 thousand or $16 thousand. On May 3, 2024 the Company received the pre-financing tranche. The Company did not recognize any income related to these grants during the six months ended June 30, 2025 and 2024. As a result, the Company recorded €25 thousand or $29 thousand and €25 thousand or $26 thousand to deferred revenue as of June 30, 2025 and December 31, 2024, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand.On November 29, 2024, the Company received the pre-financing tranche. During the six months ended June 30, 2025 and 2024, the Company recognized €38 thousand or $44 thousand and €38 thousand or $41 thousand, respectively, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company recorded €73 thousand or $86 thousand and €112 thousand or $115 thousand to deferred revenue as of June 30, 2025 and December 31, 2024, respectively.
11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in Denmark, Rwanda, and Japan to support its dispersed workforce. As of June 30, 2025, there were no minimum lease commitments related to month-to-month lease arrangements.
Initial lease terms are determined at commencement date, the date the Company takes possession of the property, and the commencement date is used to calculate straight-line expense for operating leases. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s Operating lease right-of-use assets and Operating lease liabilities. The Company’s leases have remaining terms of 3 years or less. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the commencement date.

Lease term and discount rate	June 30, 2025
Weighted average remaining lease term	1.54 years
Weighted average discount rate	5.0%

Balance sheet information related to leases as of as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets
Operating lease right-of-use assets	$179,711	$152,569

Operating lease liabilities
Short-term operating lease liabilities	$118,084	$84,549
Long-term operating lease liabilities	28,281	38,369
Total operating lease liabilities	$146,365	$122,918
Future maturities of ASC 842 lease liabilities as of June 30, 2025 are as follows:

Years Ending June 30,	Principal Payments	Imputed Interest Payments	Total Payments
2025	$71,119	$2,970	$74,089
2026	56,975	1,744	58,719
2027	9,315	660	9,975
2028	8,956	187	9,143
Total future maturities	$146,365	$5,561	$151,926
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 as follows:

	For the three months ended		For the six months ended June 30,
	2025	2024	2025	2024
Operating lease expense – fixed payments	$41,043	$37,976	$79,091	$77,853
Short term lease expense	9,510	12,284	20,758	24,220
Total lease expense	$50,553	$50,260	$99,849	$102,073
Supplemental cash flows information related to leases was as follow:

	For the six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(65,182)	$(80,248)
During the six months ended June 30, 2025, the Company did not incur variable lease expense.
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
13. Subsequent Events
Secured Promissory Note — On July 1, 2025, the Company entered into a Note Purchase Agreement pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The note carries an original issue discount of $200 thousand and $10 thousand for investor costs incurred in connection with the purchase and sale of the note. The note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the note at any time. Further, beginning on March 1, 2026, the Investor has the right, in its sole discretion, to redeem up to a specified maximum monthly amount due under the note by delivering one or more written redemption notices to the Company. Upon receipt of a redemption notice, the Company is required to pay the applicable redemption amount plus an exit fee of seven percent (7%) of the portion of the outstanding balance being repaid. In addition, any time the Company receives any money in connection with any fundraising or financing transaction (including, but not limited to, any warrant exercises, “at the market” financing, equity line of credit or debt financing), it must immediately make a mandatory prepayment to the Investor in an amount equal to the lesser of (a) fifty percent (50%) of the amount raised in such transaction, and (b) the total outstanding balance due under the note as of the closing date of such financing, payable within two (2) trading days of receiving such amount. The Company’s obligations under the Note are secured by: (i) all of Company’s assets (as further described in the related Security Agreement between the Company and the Investor and (ii) the Company’s intellectual property.
Equity Distribution Agreement — On February 25, 2025, the Company entered into an Equity Distribution Agreement, with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.01 par value per share. As of June 30, 2025, the Company had not made any sales under its Equity Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, up to $6,196,000 worth of its shares of Common Stock, which the Company believes can be utilized to supplement its cash requirements going forward. Subsequent to June 30, 2025, the Company began selling share of Class A Common Stock under its Equity Distribution Agreement with Maxim. As of the date of this report, the Company has sold 47,000 shares of Class A Common Stock for net proceeds of $154 thousand net of $5 thousand in raise fees.

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
Recent Developments
Secured Promissory Note
On July 1, 2025, the Company entered into a Note Purchase Agreement (the “Agreement”), with Streeterville Capital LLC (the “Investor”), pursuant to which the Company issued a Secured Promissory Note (the “Note”) to the Investor in the principal amount of $2,210,000.
The Note carries an original issue discount of $200,000 (the “OID”). In addition, Company agreed to pay $10,000 to the Investor to cover Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Note (the “Transaction Expense Amount”). The OID and Transaction Expense Amount were included in the initial principal balance of the Note. The purchase price of the Note, therefore, was $2,000,000, computed as follows: $2,210,000 initial principal balance, less the OID, less the Transaction Expense Amount.
The Note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the Note at any time. In addition, any time the Company receives any money in connection with any fundraising or financing transaction (including, but not limited to, any warrant exercises, “at the market” financing, equity line of credit or debt financing), it must immediately make a mandatory prepayment to the Investor in an amount equal to the lesser of (a) fifty percent (50%) of the amount raised in such transaction, and (b) the total outstanding balance due under the Note as of the closing date of such financing, payable within two (2) trading days of receiving such amount.
Further, beginning on March 1, 2026 (the “Redemption Start Date), the Investor has the right, in its sole discretion, to redeem up to a specified maximum monthly amount due under the Note by delivering one or more written redemption notices to the Company. Upon receipt of a redemption notice, the Company is required to pay the applicable redemption amount plus an Exit Fee (as defined further below) in cash within two trading days. If, by the end of any month following the redemption start date, the Company has not reduced the outstanding balance by at least the maximum monthly redemption amount, the Company must pay the shortfall (plus the Exit Fee) in cash by the fifth day of the following month. Failure to do so will result in an automatic increase of the outstanding balance by 1% as of such date. Mandatory prepayments do not satisfy the Company’s redemption obligations under this provision.
All payments made under this Note after the Redemption Start Date (including, but not limited to, repayment of the Note at maturity or thereafter) will be subject to an exit fee of seven percent (7%) of the portion of the outstanding balance being repaid (the “Exit Fee”).
The Note includes customary default trigger events, including, among others: (i) failure by the Company to timely make payments due under the Note; (ii) bankruptcy or insolvency events involving the Company; (iii) the execution or consummation of a Fundamental Transaction (i.e. a merger, sale of all or substantially all assets, change of control, recapitalization, or other business combination or restructuring involving the Company or its subsidiaries that results in a change in voting power or asset ownership without full repayment of the Note); (iv) breaches of covenants or other agreements in the Note or related transaction documents; (v) material misstatements of representations or warranties; and (vi) entry of certain judgments against the Company or certain adverse proxy activity. Upon the occurrence of a trigger event, the Investor may elect to increase the outstanding balance of the Note or require the Company to cure the event within five trading days. If uncured, the trigger event becomes an event of default. Upon an event of default, the Investor may accelerate the Note, making the outstanding balance immediately due and payable at the “Mandatory Default Amount,” and interest will begin accruing at a default interest rate of 22% per annum (or the maximum rate permitted by law). Certain insolvency-related trigger events result in an automatic default and acceleration without notice. The Note also includes a waiver of offset and counterclaim rights by the Company.
The Company’s obligations under the Note are secured by: (i) all of Company’s assets (as further described in the related Security Agreement between the Company and the Investor filed as Exhibit 10.39 to this Quarterly Report and (ii) the Company’s intellectual property (as further described in the related Intellectual Property Security Agreement between the Company and the Investor filed as Exhibit 10.40 to this Quarterly Report).
The foregoing is intended to be a summary of the Note Purchase Agreement, the Note, the Security Agreement, and Intellectual Property Security Agreement, and is qualified by reference to each of these documents which are filed as Exhibits 10.37, 10.38, 10.39, and 10.40 to this Quarterly Report.
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
As of the date of this Quarterly Report, the Company has made sales of 47,000 shares of Common Stock under the Registration Statement for net proceeds of $154 thousand.
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
Data Security and Fraud
•In 2024 alone, numerous large-scale cybersecurity incidents resulted in the exposure of billions of personal records worldwide, including the so-called “Mother of All Breaches” involving over 26 billion records aggregated from multiple prior breaches, a breach of National Public Data affecting approximately 2.9 billion records including Social Security numbers, and significant compromises at major organizations such as Dell (49 million customer records), Twilio (33 million phone numbers), and Roll20 (15 million accounts). The U.S. healthcare sector alone reported 14 breaches each affecting over one million individuals, impacting an estimated 238 million residents, while other notable incidents included data exfiltration from Kadokawa/Niconico in Japan, a 1.2-terabyte leak of Disney internal communications, and widespread mobile app exposures affecting over 1.7 billion users. These breaches underscore persistent systemic vulnerabilities across industries and geographies, with material legal, operational, and reputational risks.
•In 2024, global losses from payment card fraud alone reached approximately $33.8 billion, surpassing the previous year’s figures and driven by escalating card‑not‑present and e‑commerce fraud. In the broader digital payments sphere—including ACH, digital wallets, BNPL, and e‑commerce—the Merchant Risk Council estimates merchants lose about 3.2 % of annual e‑commerce revenue to fraud, while Juniper Research forecasts online payment fraud losses totaling $362 billion globally by 2028, encompassing all payment channels. Furthermore, McKinsey projects $400 billion in cumulative card fraud losses over the next ten years, with authorized push payment fraud growing at an 11 % CAGR through 2027. Taken together, these figures underscore a mounting global financial liability from payment fraud that is poised to climb steadily unless countered by effective prevention strategies.
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
•In December 2024, we announced a go-to-market agreement with a leading provider of software solutions to the U.S. Federal Government. Based on the priorities of the current administration and express funding provision in the 2026 appropriations bill, the Company and its partner are actively communicating with the government on opportunities to implement the Company’s technology for identified and funded needs.
Stablecoins and other Cryptocurrencies
•As of mid-2025, the total stablecoin market capitalization sits around $170 billion, with sources varying between $160B and $200B depending on which coins are included. Tether (USDT) still dominates the pack, with other major players like USDC, BUSD, and DAI following behind. Analysts project the market cap of stablecoins to double to around $300–400 billion by 2030, driven by incremental adoption in payments and DeFi. Predicting this growth, the Company invested in developing and patenting technologies that it believes to be important assets to participate in the stablecoin and other cryptocurrency markets, including a patent related to embedding identity data in the metadata of cryptographic tokens and the trademark “Stable Key”. The Company anticipates cryptocurrencies playing a growing role in its customer base in parallel to, and in some cases involving, its traditional financial services customers.
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
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and implementing them through custom applications built and maintained for a few key customers. In the fourth quarter of 2022, the Company added to its product offerings a modular SaaS model intended for low-code or no-code implementation (“the Orchestration Layer”). The Orchestration Layer has been successful in attracting interested customers with over sixty financial institutions onboarded as of the date of this report, but those institutions have been slow to go into full production which has impacted revenue expectations. An analysis of the slow adoption revealed that many of the institutions would need some level of customization, and in the fourth quarter of 2024 and the first quarter of 2025, the Company invested in the modification of the modules to meet the broader range of needs and preferences identified by the enrolled institutions. The Company is now seeing a growth in transaction volumes and is focused on maintaining and accelerating that growth.
Historically, the Company generated most of its income through two long-term partnerships, comprising a relationship with an S&P 500 bank and a relationship with Mastercard International (“Mastercard”).
Effective June 1, 2025, the Company's agreement with the S&P 500 bank was extended to May 31st, 2031, subject to either party having the right to terminate for cause and a right for the customer to cancel for convenience on giving 6 months' notice.
Under the terms of the extension, the Company receives a guaranteed minimum income stream for services, together with hosting fees and reimbursement of expenses incurred, which are subject to agreed markups of 10% or 20%. Minimum billing for services in the 1st year of the renewal is set at $154,000 per month with annual CPI-related increases. Under the arrangement, total minimum monthly billings will exceed $215,000 per month, subject to CPI-related increases. Based on the strength of the relationship and anticipated service needs, the Company anticipates annual billings exceeding the agreed minimum.
In March 2019, the Company entered into a technology services agreement with Mastercard International (the "TSA”). Under the TSA, IT2 TM technology is being implemented by Mastercard for Humanitarian & Development purposes as a core element of its Community Pass and Inclusive Identity offerings. Use cases include not only financial services for individuals and businesses but also empowering people and communities to meet basic needs, such as nutritious food, clean water, housing, education, and healthcare. The Company is paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. The TSA may be terminated by either party in the event of a material breach by the other party that remains uncured within thirty days after notice is received of such a breach. Either party may terminate the TSA based on triggers, including, but not limited to, the counterparty becoming insolvent or being subject to bankruptcy, dissolved, or liquidated. Unless the TSA is terminated, the TSA will automatically renew for additional one year-periods in perpetuity unless either party provides ninety days written notice of intent not to renew. Based on a changing market focus by Mastercard, effective December 31, 2024, a limited exclusivity for development-related purposes granted to Mastercard expired, and the Company is in direct discussions with potential customers that it was previously prohibited from contracting with directly.
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
As of June 30, 2025, a total of 88 financial institutions with over $348 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or currently implementing the Orchestration Layer to 101.

The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $503 thousand of revenue for the Company to date, including $78 thousand during the six months ended June 30, 2025.
On February 20, 2025, the Company executed a Master Technology Service Agreement ("MTSA") (effective January 1, 2025) with QID Technologies LLC (“QID”) to provide technical services as agreed from time to time and documented by statements of work. The MTSA provided for an initial minimum payment of $100,000 per calendar month, with the budgeted payment thereafter not to exceed $300,000 per month without mutual agreement. The Company owns a 10% equity interest in QID but is not involved in its management. Reaching the maximum monthly revenue of $300,000 would require QID ramping up its customer-facing activities, a process that is not controlled by the Company. At this time, the ramp-up process has taken longer than anticipated, and despite assurances by QID’s majority owner as to their ongoing commitment to the enterprise, there is no certainty as to the speed at which the services will be delivered and consequently the billing levels in a given month.
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
Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) other expense, (2) other income, (3) interest expense, net, (4) stock-based compensation, (5) change in fair value of warrant liabilities, (8) impairment loss of assets, (10) depreciation, and (11) certain other items management believes affect the comparability of operating results.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net loss	$(1,676,958)	(2,598,361)	(3,834,345)	(5,276,930)
Add: Other expense	27	369	1,643	6,704
Less: Other income	(17,986)	(41,739)	(44,238)	(234,852)
Add: Interest expense, net	11,917	16,773	35,513	35,322
Add: Stock-based compensation	265,160	307,125	399,487	605,011
Add: Change in fair value of warrant liability	(395)	2,408	4,164	4,868
Add: Impairment loss of assets	—	1,112	—	1,112
Add: Depreciation and amortization	188,273	181,195	371,194	365,996
Adjusted EBITDA loss (non-GAAP)	$(1,229,962)	$(2,131,118)	$(3,066,582)	$(4,492,769)
Adjusted EBITDA loss (non-GAAP) for the three months ended June 30, 2025, decreased by 42.29%, to a $1.23 million loss from a $2.13 million loss for the three months ended June 30, 2024. The overall decrease of $901 thousand in Adjusted EBITDA loss (non-GAAP) was driven by a decrease of $702 thousand in selling, general, and administrative expenses during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. This decrease in selling, general and administrative expenses was primarily driven by a reduction in salaries and compensation, including stock-based compensation, which decreased by 31% from the three months ended June 30, 2024. Additionally, the salaries and compensation expenses decreased due to reductions in sales teams and the departure of certain members of the Company's management, including the Company's former CFO who left in January 2025. That role was filled internally, while the vacant role created from the promotion was not subsequently replaced. In addition, the Company had an increase in net revenue during the three months ended June 30, 2025 of $312 thousand when compared to the three months ended June 30, 2024 primarily as a result of a new Statement of Work effective on January 1, 2025 under the Master Technology Services Agreement between the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID Technologies LLC (“QID”), which provides for service fees payable to the Company of a minimum $100,000 per month during the first six months, and up to $300,000 per month thereafter. In accordance with ASC 606 guidance, the Company recognized $251 thousand in revenue during the three months ended June 30, 2025 and has recorded $294 thousand to deferred revenue as of June 30, 2025.
Adjusted EBITDA loss (non-GAAP) for the six months ended June 30, 2025, decreased by 31.74%, to a $3.07 million loss from a $4.49 million loss for the six months ended June 30, 2024. The overall decrease in Adjusted EBITDA loss (non-GAAP) of $1.43 million was driven by a decrease of $1.41 million in selling, general, and administrative expenses when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. This decrease in selling, general and administrative expenses was primarily driven by a reduction of $1.12 million in salaries and compensation, including stock-based compensation, which decreased by 36% from the six months ended June 30, 2024. Additionally, salaries and compensation expenses decreased due to reductions in sales teams and the departure of certain members of the Company's management, including the Company's former CFO who left in January 2025. That role was filled internally, while the vacant role created from the promotion was not subsequently replaced. In addition, the Company had an increase in net revenue during the six months ended June 30, 2025 of $284 thousand when compared to the six months ended June 30, 2024 primarily as a result of a new Statement of Work effective on January 1, 2025 under the Master Technology Services Agreement between the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID, which provides for service fees payable to the Company of a minimum $100,000 per month during the first six months, and up to $300,000 per month thereafter. In accordance with ASC 606 guidance, the Company recognized $339 thousand in revenue during the six months ended June 30, 2025 and has recorded $294 thousand to deferred revenue as of June 30, 2025.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025		2024
Net revenue (includes related party revenue of $338,740 and $0 during the three and six months ended June 30, 2025 and 2024, respectively)	$812,667	$500,395	$1,358,138		$1,074,071
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	362,776	247,435	663,487		542,033
Research and development	513,370	564,736	950,605		1,016,578
Selling, general, and administrative	1,430,853	2,132,395	3,218,443		4,624,088
Depreciation and amortization	188,273	181,195	371,194		365,996
Total operating expenses	2,495,272	3,125,761	5,203,729		6,548,695
Operating loss	(1,682,605)	(2,625,366)	(3,845,591)		(5,474,624)
Non-Operating Income (Expense):
Interest expense, net	(11,917)	(16,773)	(35,513)		(35,322)
Change in fair value of warrant liability	(395)	2,408	4,164		4,868
Other income	17,986	41,739	44,238		234,852
Other expense	(27)	(369)	(1,643)	—	(6,704)
Total other income (expense), net	5,647	27,005	11,246		197,694
Net loss before taxes and and equity method investment	(1,676,958)	(2,598,361)	(3,834,345)		(5,276,930)
Income tax (expense)	—	—	—		—
Net loss from equity method investment, related party	(35,000)	—	(35,000)		—
Net loss	(1,711,958)	(2,598,361)	(3,869,345)		(5,276,930)
Net loss attributable to non-controlling interest	—	—	—		—
Net loss attributable to T Stamp Inc.	$(1,711,958)	$(2,598,361)	$(3,869,345)		$(5,276,930)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.69)	$(3.19)	$(1.57)		$(7.09)
Weighted-average shares used to compute basic and diluted net loss per share*	2,496,574	815,165	2,466,476		744,649
(*) Adjusted retroactively for reverse stock splits, see Note 1.

Comparison of the Three Months Ended June 30, 2025 and 2024
Net revenue

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Net revenue	$812,667	$500,395	$312,272	62.41%
During the three months ended June 30, 2025, Net revenue increased to $813 thousand, or an 62.41% increase from the Net revenue of $500 thousand for the three months ended June 30, 2024. During the three months ended June 30, 2025, the $813 thousand in Net revenue consisted of $430 thousand from an S&P 500 bank, $251 thousand from QID under the Master Technology Services Agreement, $42 thousand from FIS, $41 thousand from Triton, $35 thousand from Mastercard, and various other customers for the remaining $14 thousand.
During the three months ended June 30, 2025 the $312 thousand increase in Net revenue was primarily due to the new QID Master Technology Services Agreement effective on January 1, 2025. The Company provides services to QID of a minimum $100 thousand per month from January 2025 - June 2025, and up to $300 thousand per month thereafter. During the three months ended June 30, 2025, the Company billed $300 thousand under this new agreement, compared to $0 during the three months ended June 30, 2024. In accordance with ASC 606 guidance, the Company recognized $251 thousand in revenue during the three months ended June 30, 2025 and has recorded $294 thousand to deferred revenue as of June 30, 2025.
The Company also had an increase of $93 thousand in Net revenue during the three months ended June 30, 2025 as a result of increased billing driven by new feature work and platform updates for the S&P 500 bank. The increases to Net revenue were partially offset by a new amendment of our agreement with Mastercard executed in February 2025, with reduced fixed monthly license fees due under the previous iteration of the agreement with Mastercard. As a result, during the three months ended June 30, 2025, the Company recognized $30 thousand for license fees under our agreement with Mastercard, meanwhile, during the three months ended June 30, 2024 the Company recognized $86 thousand.
Cost of services

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Cost of services	$362,776	$247,435	$115,341	46.61%
Cost of services (“COS”) increased by $115 thousand or 46.61% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase during the three months ended June 30, 2025 was primarily driven by a $36 thousand increase in web services costs from both one-time projects and increased third party vendor expense. Additionally, there was a $31 thousand increase in internal developer COS allocations as a result of work completed for the new QID Master Services Agreement. The Company also noted a $25 thousand increase in other internal developer costs as a result of increased service requests by our S&P 500 bank customer and a $22 thousand increase due to increased usage of driver license validations under our existing contract with the S&P 500 bank.
Research and development

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$513,370	$564,736	$(51,366)	(9.10)%
Research and development (“R&D”) expenses decreased by $51 thousand, or 9.10% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in R&D expense during the three months ended June 30, 2025 was primarily driven by R&D salary reallocations to COS and Capitalized software resulting from salary increases approved in June 2025 that were retroactive to January 1, 2025, In addition, there was a decrease in outsourced software development with 10Clouds during the three months ended June 30, 2025 as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Outsourced software development costs decreased by 100.00% when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative	$1,430,853	$2,132,395	$(701,542)	(32.90)%
Selling, general, and administrative expense (“SG&A”) decreased by $702 thousand, or 32.90%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in SG&A expense was driven by a $457 thousand decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended June 30, 2025 compared to the prior period. The $457 thousand decrease includes a $42 thousand reduction in stock-based compensation awards during the three months ended June 30, 2025. The decrease in salaries, stock-based compensation, payroll costs, and sales commissions is a result in reductions to the sales team, from 9 team members employed during the three months ended June 30, 2024 to 0 team members during the three months ended June 30, 2025. In addition, the EVP of Mergers and Acquisitions left the Company in December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally while the vacant role left was not subsequently replaced.

The Company also incurred a $302 thousand decreases in legal and professional, travel costs, marketing, taxes, dues and subscription, and other operating expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, mainly due to cost cutting measures taken by management.
The decreases in SG&A were partially offset by increases for accounting and audit fees amounting to $57 thousand for the three months ended June 30, 2025.
Depreciation and amortization

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Depreciation and amortization	$188,273	$181,195	$7,078	3.91%
Depreciation and amortization (“D&A”) increased by $7 thousand, or 3.91% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The primary driver for the increase in D&A is due to software amortization brought about by the increase in Capitalized internal-use software during the three months ended June 30, 2025.

Operating loss

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Operating loss	$(1,682,605)	$(2,625,366)	$942,761	(35.91)%
The Company’s Operating loss decreased by $943 thousand or 35.91% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in Operating loss was mainly related to the increase in Net revenue, decrease in SG&A and decrease in R&D expenses.
Interest expense, net

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(11,917)	$(16,773)	$4,856	(28.95)%

Interest expense, net decreased by $5 thousand, or 28.95% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in interest expense is primarily due to the decrease of $3 thousand as a result of the Malta loan interest rate decreasing from 6.5% for the three months ended June 30, 2024 to 5.15% for the three months ended June 30, 2025. The remaining difference of $2 thousand related to tax matters of employees in the UK office during the three months ended June 30, 2024.
Change in fair value of warrant liability

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$(395)	$2,408	$(2,803)	(116.40)%
The Company recognized a loss in Change in fair value of warrant liability during the three months ended June 30, 2025 of $395 compared to a gain of $2 thousand during the three months ended June 30, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Other income	$17,986	$41,739	$(23,753)	(56.91)%
Other income decreased by $24 thousand for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. During the three months ended June 30, 2025 the Company recognized $18 thousand from two Xjenza projects that the Company had entered into with the government of Malta. Both agreements were not in place during the three months ended June 30, 2024. During the three months ended June 30, 2024 Trust Stamp received $41 thousand from the University of Malta for a grant program, "Fusion; Technology Development Programme", aiming to provide state financing in the form of grants for research, development and innovation in science and technology. The Company received 50% of the applicable grant in May 2024.
Other expense

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Other expense	$(27)	$(369)	$342	(92.68)%
Other expense decreased by $342 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The Company incurred $27 in unrealized loss on foreign currency translation expense for the three months ended June 30, 2025, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024
Net revenue

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Net revenue	$1,358,138	$1,074,071	$284,067	26.45%
During the six months ended June 30, 2025 , Net revenue increased to $1.36 million, or an 26.45% increase from the Net revenue of $1.07 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the $1.36 million in Net revenue consisted of $777 thousand from an S&P 500 bank, $339 thousand from QID under the Master Technology Services Agreement, $78 thousand from Triton, $70 thousand from Mastercard, $68 thousand from FIS and various other customers for the remaining $27 thousand.
During the six months ended June 30, 2025 there was an increase in Net revenue due to income from the Statement of Work under the QID Master Technology Services Agreement effective on January 1, 2025. The Statement of Work under the QID Master Technology Services Agreement, the Company provides services to QID of a minimum $100 thousand per month from January 2025 - June 2025, and up to $300 thousand per month thereafter. During six months ended June 30, 2025, the Company billed $600 thousand under this new agreement, compared to none during the six months ended June 30, 2024. In accordance with ASC 606 guidance, the Company recognized $339 thousand in revenue during the six months ended June 30, 2025 and has recorded $294 thousand to deferred revenue as of June 30, 2025.
The increase in Net revenue was partially offset by a decrease in income from the new amendment of our agreement with Mastercard executed in February 2025, with reduced fixed monthly license fees. As a result, during the six months ended June 30, 2025, the Company recognized $60 thousand for Mastercard Software License Fees, meanwhile, during the six months ended June 30, 2024 the Company recognized $173 thousand.
Cost of services

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Cost of services	$663,487	$542,033	$121,454	22.41%
Cost of services (“COS”) increased by $121 thousand or 22.41% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The primary driver of the increase in COS during the six months ended June 30, 2025 was an $82 thousand increase in internal developer COS allocations as a result of work completed for the new QID Master Services Agreement. Additionally, there was an increase of $58 thousand in COS during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to increased usage of driver license validations under our existing contract with the S&P 500 bank and the Company had an increase of $33 thousand due to an increase in web services costs resulting from both one-time projects and increased third party vendor expense.
The increases were partially offset by a decrease of $53 thousand in other internal developer costs during the six months ended June 30, 2025 that mainly are associated with the implementation of orchestration layer and accompanying enhancement projects for our S&P 500 bank customer during the six months ended June 30, 2024 which did not occur during the six months ended June 30, 2025.
Research and development

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$950,605	$1,016,578	$(65,973)	(6.49)%
Research and development (“R&D”) expenses decreased by $66 thousand, or 6.49% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in R&D expense during the six months ended June 30, 2025 was primarily driven by a $111 thousand decrease in outsourced software development with 10Clouds as the

Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Comparatively, outsourced software development costs decreased by 100% when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024.
The decrease in R&D expense was partially offset by an increase from R&D salary reallocations to COS and Capitalized software resulting from salary increases approved in June 2025 that were retroactive to January 1, 2025. In both periods, R&D expenses mainly were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative	$3,218,443	$4,624,088	$(1,405,645)	(30.40)%
Selling, general, and administrative expense (“SG&A”) decreased by 1.41 million, or 30.40%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in SG&A expense was driven by a $1.12 million decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the six months ended June 30, 2025, compared to the prior period. The $1.12 million decrease includes a $204 thousand reduction in stock-based compensation awards during the six months ended June 30, 2025. Additionally, the sales team was reduced from 9 team members during the six months ended June 30, 2024 to 0 team members during the six months ended June 30, 2025. Similarly, the EVP of Mergers and Acquisitions left the Company in December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally while the vacant role left was not subsequently replaced.

In addition, the Company incurred a $431 thousand decreases in legal and professional, travel costs, marketing, dues and subscription, and other operating expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases in SG&A were partially offset by net variance increases for accounting and audit fees amounting to $141 thousand for the six months ended June 30, 2025.
Depreciation and amortization

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Depreciation and amortization	$371,194	$365,996	$5,198	1.42%
Depreciation and amortization (“D&A”) increased by 5 thousand, or 1.42% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The primary driver for the increase in D&A is due to software amortization, brought about by the increase in Capitalized internal-use software noted as of June 30, 2025.
Operating loss

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Operating loss	$(3,845,591)	$(5,474,624)	$1,629,033	(29.76)%
The Company’s Operating loss decreased by $1.63 million or 29.76% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in Operating loss was mainly related to the increase in Net revenue as well as decreases in SG&A and R&D expenses.
Interest expense, net

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(35,513)	$(35,322)	$(191)	0.54%

Interest expense, net increased by $191, or 0.54% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in interest expense is primarily due to $13 thousand of interest expense incurred during the six months ended June 30, 2025 with respect to interest due to the Sentilink loan that the Company entered into on November 13, 2024 and was fully paid in January 2025. This increase was substantially offset by the decrease of $10 thousand as a result of the Malta loan interest rate decreasing from 6.5% for the six months ended June 30, 2024 to 5.15% for the six months ended June 30, 2025. The remaining difference of $2 thousand related to tax matters of employees in the UK office during the six months ended June 30, 2024.
Change in fair value of warrant liability

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$4,164	$4,868	$(704)	(14.46)%
The Company recognized a gain in Change in fair value of warrant liability during the six months ended June 30, 2025 of $4 thousand compared to a gain of $5 thousand during the six months ended June 30, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Other income	$44,238	$234,852	$(190,614)	(81.16)%
Other income decreased by $191 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to a $187 thousand gain from a settlement of a mobile hardware bill that was outstanding as of December 31, 2023, which we negotiated for a lower payment, and paid during the six months ended June 30, 2024. There was no such gain during the six months ended June 30, 2025. Furthermore, during the six months ended June 30, 2024, other income increased by another $41 thousand, from one Xjenza project that the Company had entered into during 2024. This was partially offset, during the six months ended June 30, 2025 by other income amounting to $44 thousand that was recognized from two Xjenza projects that the Company had entered into with the government of Malta. Both agreements were not in place during the six months ended June 30, 2024.
Other expense

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Other expense	$(1,643)	$(6,704)	$5,061	(75.49)%
Other expense decreased by $5 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The Company incurred $2 thousand and $6 thousand in unrealized loss on foreign currency translation expense for the six months ended June 30, 2025 and 2024, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries.
Liquidity and Capital Resources
As of June 30, 2025, the Company had approximately $292 thousand cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the six months ended June 30, 2025 of $3.87 million, Net operating cash outflows of $2.10 million for the same period, and an accumulated deficit of $65.33 million as of June 30, 2025. The Company is not currently generating sufficient amounts of cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next six (6) months in order to fund its operations for the next 12 months and beyond.
As of June 30, 2025, the Company had not made any sales under its Equity Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, up to $6,196,000 worth of its shares of Common Stock, which the Company believes can be utilized to supplement its cash requirements going forward. Subsequent to June 30, 2025, the Company began selling share of Class A Common Stock under its Equity Distribution Agreement with Maxim. As of the date of this report, the Company has sold 47,000 shares of Class A Common Stock for net proceeds of $154 thousand net of $5 thousand in raise fees.
Additionally, subsequent to June 30, 2025, the Company entered into the Note Purchase Agreement with Streeterville Capital LLC pursuant to which the Company issued a Secured Promissory Note to the Streeterville in the principal amount of $2,210,000. The Note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the Note at any time. In addition, any time the Company receives any money in connection with any fundraising or financing transaction (including, but not limited to, any warrant exercises, “at the market” financing, equity line of credit or debt financing), it must immediately make a mandatory prepayment to the Investor in an amount equal to the lesser of (a) fifty percent (50%) of the amount raised in such transaction, and (b) the total outstanding balance due under the Note as of the closing date of such financing, payable within two (2) trading days of receiving such amount. See "Recent Developments" under Item 2 of this report for further information on this Secured Promissory Note.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss for the six months ended June 30, 2025 of $3.87 million, net operating cash outflows of $2.10 million for the same period, and an accumulated deficit of $65.33 million as of June 30, 2025.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Net cash flows from operating activities	$(2,096,553)	$(3,756,928)
Net cash flows from investing activities	$(469,010)	$(363,086)
Net cash flows from financing activities	$126,102	$1,633,487
Operating Activities
Net cash flows used in operating activities decreased by 44.20% from $3.76 million during the six months ended June 30, 2024, compared to $2.10 million during the six months ended June 30, 2025. Of the $3.87 million net loss for the six months ended June 30, 2025, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $2.10 million cash used for operating activities for the six months ended June 30, 2025.
Those adjustments included the add back of $268 thousand related to stock-based compensation. There was a $337 thousand decrease in stock-based compensation during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 due to the reduction in the fair value of stock-based compensation awards on the award date. Another add back of $900 thousand is included for note receivable payments received from a license agreement with QID entered into on November 12, 2024. Additionally, there is an add back of $268 thousand in deferred revenue primarily related to QID revenue billed during the six months ended June 30, 2025 that will be recognized by the end of the current year, $193 thousand for prepaid expenses, $371 thousand for non-cash depreciation and amortization, as well as $261 thousand from the increase in accruals.
The add backs were offset by reductions in certain cash and noncash adjustments including $535 thousand for cash received on accounts receivable, including related party receivable, and $65 thousand from operating lease liabilities due to the extension of an existing office lease in Malta.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $469 thousand, compared to net cash of $363 thousand used in the six months ended June 30, 2024. Cash used in investing activities during the six months ended June 30, 2025 related primarily to continued investments in technologies intended to be capitalized and monetized over time, as well as, an increase in purchases of equipment used during the six months ended June 30, 2025.
Financing Activities
During the six months ended June 30, 2025, Net cash flows from financing activities was $126 thousand, compared to Net cash flows from financing activities of $1.63 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company raised $3.21 million in net proceeds from a securities purchase agreement with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. In addition, the Company repaid the Sentilink secured promissory note payable in full including the principal balance of $3.00 million and interest of $69 thousand.
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
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.

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
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended December 31, 2024, filed with the SEC on March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective internal controls, including proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions. Therefore, management has concluded that: (1) the above control deficiency constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of December 31, 2024.
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
Management identified a material weaknesses in internal control related to proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions in our Quarterly Report for the nine months ended September 30, 2024, filed with the SEC on November 15, 2024. The implemented and enhanced controls for remediation have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of the date of this report. As a result, management concluded that the Company has not maintained effective internal controls over financial reporting as of June 30, 2025.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2025, the Company made the following sales of securities in transactions not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

5(a):

None.

5(b):

None.

5(c):

Insider Trading Arrangements

During the six months ended June 30, 2025 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.37
Note Purchase Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.38	Secured Promissory Note dated July 1, 2025 issued to the Investor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.39	Security Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.40
Intellectual Property Security Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.41*	Channel Partnership Agreement effective as of April 17, 2025 by and between Trust Stamp Malta Limited and CyberFish.

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: August 14, 2025

/s/ Lance Wilson
Lance Wilson, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: August 14, 2025

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: August 14, 2025

/s/ William McClintock
William McClintock, Director
Date: August 14, 2025

/s/ Charles Potts
Charles Potts, Director
Date: August 14, 2025

/s/ Kristin Stafford
Kristin Stafford, Director
Date: August 14, 2025

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: August 14, 2025

/s/ Andrew Scott Francis
Andrew Scott Francis, Director
Date: August 14, 2025