Form 10-Q
period 2025-09-30
T Stamp Inc
filed 2025-11-14
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2025, there were 5,243,832 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,372,021	$2,783,321
Accounts receivable, net (includes unbilled receivables of $4,981 and $0 as of September 30, 2025 and December 31, 2024, respectively, and related party receivables of $380,906 and $0 as of September 30, 2025 and December 31, 2024, respectively)	1,270,120	332,931
Note receivable, related party	—	1,000,000
Related party receivables	24,115	21,932
Prepaid expenses and other current assets	399,518	529,116
Total Current Assets	7,065,774	4,667,300
Capitalized internal-use software, net	1,639,499	1,549,332
Goodwill	1,248,664	1,248,664
Intangible assets, net	192,925	213,278
Property and equipment, net	60,736	31,675
Operating lease right-of-use assets	138,926	152,569
Investments (includes related party investment of $90,000 and $0 as of September 30, 2025 and December 31, 2024, respectively)	809,241	719,212
Other assets	33,950	17,794
Total Assets	$11,189,715	$8,599,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$130,353	$298,207
Related party payables	57,207	56,594
Accrued expenses	862,049	521,137
Deferred revenue (includes related party deferred revenue of $225,139 and $0 as of September 30, 2025 and December 31, 2024, respectively)	333,300	141,168
Income tax payable	2,463	7,806
Short-term loans payable (includes accrued interest of $50,847 and $0 and net of discount of $159,583 and $0, as of September 30, 2025 and December 31, 2024, respectively)	2,101,264	3,056,384
Short-term operating lease liabilities	84,961	84,549
Total Current Liabilities	3,571,597	4,165,845

Warrant liabilities	251,162	255,039
Notes payable (includes accrued interest of $36,812 and $58,235, as of September 30, 2025 and December 31, 2024, respectively)	1,117,848	951,727
Long-term operating lease liabilities	26,048	38,369
Total Liabilities	4,966,655	5,410,980

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 3,960,374 and 2,023,351 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively*	39,604	20,234
Additional paid-in capital	73,257,654	64,284,462
Accumulated other comprehensive income	4,099	181,148
Accumulated deficit	(67,239,736)	(61,458,439)
Total T Stamp Inc. Stockholders’ Equity	6,061,621	3,027,405
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	6,223,060	3,188,844
Total Liabilities and Stockholders’ Equity	$11,189,715	$8,599,824
(*) Adjusted retroactively for reverse stock splits, see Note 1.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net revenue (includes related party revenue of $69,306 and $0 during the three months ended September 30, 2025 and 2024, respectively, and $408,046 and $0 during the nine months ended September 30, 2025 and 2024, respectively)	$872,491	$511,081	$2,230,629	$1,585,153
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	362,766	254,892	1,026,252	796,925
Research and development	575,258	569,506	1,525,863	1,586,085
Selling, general, and administrative	1,509,386	2,181,907	4,727,829	6,805,995
Depreciation and amortization	195,917	181,472	567,112	547,467
Total operating expenses	2,643,327	3,187,777	7,847,056	9,736,472
Operating loss	(1,770,836)	(2,676,696)	(5,616,427)	(8,151,319)
Non-Operating Income (Expense):
Interest expense, net	(113,416)	(114,320)	(148,929)	(149,644)
Change in fair value of warrant liability	(287)	974	3,877	5,842
Other income	7,587	5,000,563	51,204	5,235,417
Other expense	—	(1,526,997)	(1,022)	(1,533,702)
Total other income (expense), net	(106,116)	3,360,220	(94,870)	3,557,913
Net loss before taxes and and equity method investment	(1,876,952)	683,524	(5,711,297)	(4,593,406)
Income tax (expense)	—	—	—	—
Net loss from equity method investment, related party	(35,000)	—	(70,000)	—
Net income (loss)	(1,911,952)	683,524	(5,781,297)	(4,593,406)
Deemed dividend	—	(1,939,439)	—	(1,939,439)
Net loss before non-controlling interest	(1,911,952)	(1,255,915)	(5,781,297)	(6,532,845)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(1,911,952)	$(1,255,915)	$(5,781,297)	$(6,532,845)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.72)	$(1.06)	$(2.28)	$(7.33)
Weighted-average shares used to compute basic and diluted net loss per share*	2,659,018	1,181,150	2,531,362	891,212
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net loss including non-controlling interest	$(1,911,952)	$(1,255,915)	$(5,781,297)	$(6,532,845)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,265)	(88,623)	(177,049)	(53,234)
Total other comprehensive loss	(1,265)	(88,623)	(177,049)	(53,234)
Comprehensive loss	(1,913,217)	(1,344,538)	(5,958,346)	(6,586,079)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(1,913,217)	$(1,344,538)	$(5,958,346)	$(6,586,079)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024*	758,943	$7,589	$56,697,965	—	$—	$175,059	$(56,130,215)	$161,439	$911,837
Exercise of prefunded warrants to common stock	63,861	640	(640)	—	—	—	—	—	—
Exercise of warrants to common stock, including inducement	125,333	1,253	3,476,534	—	—	—	—	—	3,477,787
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	(483,560)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees*	306,513	3,065	2,652,557	—	—	—	—	—	2,655,622
Stock-based compensation	—	—	351,593	—	—	—	—	—	351,593
Currency translation adjustment	—	—	—	—	—	(88,623)	—	—	(88,623)
Net income	—	—	—	—	—	—	683,524	—	683,524
Balance, September 30, 2024*	1,254,650	$12,547	$60,755,010	—	$—	$86,436	$(55,446,691)	$161,439	$5,568,741

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	2,495,290	$24,953	$67,743,225	—	$—	$5,364	$(65,327,784)	$161,439	$2,607,197
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,465,084	14,651	5,182,329	—	—	—	—	—	5,196,980
Stock-based compensation	—	—	332,100	—	—	—	—	—	332,100
Currency translation adjustment	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	—	(1,911,952)	—	(1,911,952)
Balance, September 30, 2025	3,960,374	$39,604	$73,257,654	—	$—	$4,099	$(67,239,736)	$161,439	$6,223,060
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024*	609,557	$6,096	$54,460,960	3,649	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of prefunded warrants to common stock*	158,801	1,589	(1,589)	—	—	—	—	—	—
Exercise of warrants to common stock, including inducement	125,333	1,253	3,476,534	—	—	—	—	—	3,477,787
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	(483,560)
Issuance of common stock in relation to vested restricted stock units and grants*	21,113	211	(57,203)	(3,649)	—	—	—	—	(56,992)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees*	339,846	3,398	4,342,704	—	—	—	—	—	4,346,102
Stock-based compensation	—	—	956,603	—	—	—	—	—	956,603
Currency translation adjustment	—	—	—	—	—	(53,234)	—	—	(53,234)
Net loss	—	—	—	—	—	—	(4,593,406)	—	(4,593,406)
Balance, September 30, 2024*	1,254,650	$12,547	$60,755,010	—	$—	$86,436	$(55,446,691)	$161,439	$5,568,741

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2025*	2,023,351	$20,234	$64,284,462	—	$—	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants and forfeited common stock shares to satisfy taxes	56,042	560	(15,440)	—	—	—	—	—	(14,880)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	1,879,286	18,793	8,388,210	—	—	—	—	—	8,407,003
Reverse stock split rounding*	1,695	17	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	600,439	—	—	—	—	—	600,439
Currency translation adjustment	—	—	—	—	—	(177,049)	—	—	(177,049)
Net Loss	—	—	—	—	—	—	(5,781,297)	—	(5,781,297)
Balance, September 30, 2025	3,960,374	$39,604	$73,257,654	—	$—	$4,099	$(67,239,736)	$161,439	$6,223,060
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,781,297)	$(4,593,406)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Change in value of equity method investment, related party	70,000	—
Depreciation and amortization	567,111	547,467
Amortization of debt discount	50,416	—
Stock-based compensation	600,439	956,603
Change in fair value of warrant liability	(3,877)	(5,842)
Impairment of capitalized internal-use software	6,572	23,595
Non-cash interest	98,540	133,146
Non-cash lease expense	103,434	109,700
Non-cash write off of mobile hardware	—	(162,130)
Loss on retirement of equipment	—	3,751
Loss on inducement agreements	—	360,307
Loss on termination of warrant agreement	—	1,166,440
Non-cash investment gain	—	(5,000,000)
Changes in assets and liabilities:
Accounts receivable (including changes in related party balances of $440,906 and $0 respectively)	(997,218)	310,595
Note receivable, related party	900,000	—
Related party receivables	(2,183)	20,306
Prepaid expenses and other current assets	129,598	(387,143)
Other assets	(16,156)	(5,907)
Accounts payable	(167,854)	(124,842)
Accrued expense	340,912	526,370
Related party payables	613	(33,866)
Deferred revenue	192,132	84,950
Income tax payable	(5,343)	(1,975)
Operating lease liabilities	(100,538)	(111,277)
Net cash flows used in operating activities	(4,014,699)	(6,183,158)
Cash flows from investing activities:
Investment	—	(100,000)
Capitalized internally developed software costs	(545,776)	(502,206)
Patent application costs	(79,920)	(71,883)
Purchases of property and equipment	(38,825)	(12,617)
Net cash flows used in investing activities	(664,521)	(686,706)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	8,407,003	3,985,795
Proceeds from exercise of warrants to common stock	—	1,538,348
Forfeited common stock shares to satisfy taxes	(14,880)	(56,992)
Proceeds from loans	2,000,000	845,000
Principal payments on loans	(3,069,041)	(287,228)
Payment to terminate common stock warrant agreement	—	(1,650,000)
Net cash flows from financing activities	$7,323,082	$4,374,923
Effect of foreign currency translation on cash	(55,162)	(47,775)
Net change in cash and cash equivalents	2,588,700	(2,542,716)
Cash and cash equivalents, beginning of period	2,783,321	3,140,747
Cash and cash equivalents, end of period	$5,372,021	$598,031

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69,165	$2,356

Supplemental disclosure of non-cash activities:
Adjustment to investing activities for warrants issued to the Company in lieu of cash	$—	$5,000,000
Adjustment to operating lease right-of-use assets related to renewed leases	$89,791	$143,594
Adjustment to operating lease operating lease liabilities related to renewed leases	$88,629	$142,192
Non-cash contributions to equity method investment	$160,000	$—
Debt discount in connection with loan payable	$210,000	$—

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
Equity Distribution Agreement — On February 25, 2025, the Company entered into an Equity Distribution Agreement, with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal up to $6,196,000 worth of its shares of Common Stock. As of September 30, 2025, the Company had sold 1,465,084 shares of Class A Common Stock under the Equity Distribution Agreement for net proceeds of $5,196,979, net of $160,732 in raise fees.
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the three and nine months ended September 30, 2025 of $1.91 million and $5.78 million, respectively, net operating cash outflows of $4.01 million for the same period, positive working capital of $3.49 million, and an accumulated deficit of $67.24 million as of September 30, 2025.
The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raises under the Equity Distribution Agreement that resulted in gross proceeds of $5.36 million and the Warrant Exercise and Exchange Inducement Agreement that resulted in $4.35 million in gross proceeds, management believes that our business has sufficient liquidity to fund planned operations for twelve months following the issuance of these unaudited condensed consolidated financial statements. See Note 13 for full details on the capital raises under the Equity Distribution Agreement and Warrant Exercise and Exchange Inducement Agreement.
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
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trust Stamp Malta Limited (“Trust Stamp Malta”), Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Trust Stamp Denmark ApS, Trust Stamp Nigeria Limited, Quantum Foundation, Trusted Mail Inc. (“Trusted Mail”), Finnovation LLC (“Finnovation”), Stable Key LLC, TSI GovTech Corporation, Global Server Management Inc., and Cheltenham AI LTD. All significant intercompany transactions and accounts have been eliminated.
The Company has completed the process of administratively dissolving AIID Payments Limited and the dissolution was effective October 29, 2024.
Further, we continued to consolidate Tstamp Incentive Holdings (“TSIH”) as a variable interest entity until the Company completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2025 and December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
Variable Interest Entity — On April 9, 2023, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of September 30, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of September 30, 2025 the Company had $4.11 million deposits in excess of insured limits, meanwhile as of December 31, 2024, the Company had $2.16 million in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Two customers represented 85.67%, or 55.68% and 29.99%, of the balance of total accounts receivable as of September 30, 2025 and one customer represented 78.50% of the balance of total accounts receivable as of December 31, 2024. The Company seeks to mitigate its credit risk with respect to accounts receivable by regularly monitoring the aging of accounts receivable balances and contracting with large commercial customers and government agencies. As of September 30, 2025 and December 31, 2024, the Company had not experienced any significant losses on its accounts receivable.

During the three months ended September 30, 2025, the Company sold to primarily two customers which made up approximately 82.71% of total net revenue, and consisted of 74.77% and 7.94% from an S&P 500 Bank and QID Technologies LLC (“QID”), a related party, respectively.
Additionally, during the three months ended September 30, 2024, the Company sold to primarily three customers which made up approximately 93.24% of total net revenue, and consisted of 66.34%, 17.60%, and 9.30% from an S&P 500 Bank, Mastercard, and a software development company, respectively.
During the nine months ended September 30, 2025, the Company sold to primarily two customers which made up approximately 82.36% of total net revenue, and consisted of 64.07% and 18.29% from an S&P 500 Bank and QID, respectively.
Additionally, during the nine months ended September 30, 2024, the Company sold to primarily three customers which made up approximately 94.68% of total net revenue, and consisted of 63.66%, 21.07%, and 9.95% from an S&P 500 Bank, Mastercard, and a software development company, respectively.
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
As of September 30, 2025, the Company determined that $7 thousand Capitalized internal-use software were impaired. As of December 31, 2024, the Company determined that $25 thousand of Capitalized internal-use software and $2 thousand of Intangible assets were impaired. The impaired Capitalized internal-use software was expensed to research and development during the nine months ended September 30, 2025 and year ended December 31, 2024.
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
The Company evaluates the investment on a quarterly basis for indicators of impairment or observable price changes in orderly transactions for the same or similar investments. There was no impairment of the Boumarang investment as of September 30, 2025.
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

Equity method investments are reviewed for impairment whenever significant events or changes in circumstances occur and indicate that the carrying amount may not be recoverable. When those changes are other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. There was no impairment of the Company's equity method investments as of September 30, 2025 or December 31, 2024.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill as of September 30, 2025 and December 31, 2024.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of September 30, 2025 and December 31, 2024, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Professional services (over time)	$842,491	$424,831	$2,140,629	$1,326,403
License fees (over time)	30,000	86,250	90,000	258,750
Total Revenue	$872,491	$511,081	$2,230,629	$1,585,153
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The update introduces targeted amendments to clarify the capitalization principles, recognition threshold, and disclosure requirements for internal-use software development costs, relocates related website development guidance from Subtopic 350-50, and enhances consistency in the application of GAAP without conforming to the software-to-be-sold model under Subtopic 985-20. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities should apply the new guidance prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract". The amendments in the update exclude from derivative accounting non-exchange traded contracts with foundations that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. An entity is permitted to apply the amendments in this Update either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted into law. The OBBA contains several key tax law changes, including extensions and modifications of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The legislative changes did not have a material impact on its unaudited condensed consolidated financial statements or related disclosures. The Company is currently evaluating the impact it may have on its consolidated financial statement disclosures.

2. Borrowings
Promissory Notes Payable

	September 30, 2025	December 31, 2024
Malta loan receipt 3 – June 3, 2022	$539,154	$474,662
Malta loan receipt 2 – August 10, 2021	332,894	293,075
Malta loan receipt 1 – February 9, 2021	68,342	60,168
Interest added to principal	140,646	65,587
Total principal outstanding	1,081,036	893,492
Plus: accrued interest	36,812	58,235
Total promissory notes payable	$1,117,848	$951,727
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of September 30, 2025, the balance received was $940 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 6.50% for the nine months ended September 30, 2024 to 5.15% for the nine months ended September 30, 2025.
Subordinated Business Loans

	September 30, 2025	December 31, 2024
Agile Loan - July 9, 2024	$—	$315,000
Agile Loan - August 29,2024	—	530,000
Interest added to Agile Loan - July 9, 2024	—	138,600
Interest added to Agile Loan - August 29, 2024	—	233,200
Total principal and interest outstanding	—	1,216,800
Less: loan repayments	—	1,216,800
Total promissory notes payable	$—	$—
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
Secured Promissory Notes

	September 30, 2025	December 31, 2024
SentiLink loan agreement - November 13, 2024	$3,000,000	$3,000,000
Interest added to principal	56,384	56,384
Total principal and interest outstanding	3,056,384	3,056,384
Plus: accrued interest	12,657	—
Less: payments	(3,069,041)	—
Total secured promissory note payable	$—	$3,056,384
On November 13, 2024, the Company entered into a secured promissory note with SentiLink Corporation whereas the Company promised to pay to SentiLink Corp. the principal sum of $3.00 million. Interest expense accrued from the date of this promissory note on the unpaid principal amount at a rate equal to 14% per annum, computed as simple interest on the basis of a year of 365 days. On January 10, 2025 the Company repaid the secured promissory note in full totaling $3,069,041, including $69,041 of total interest expense.

	September 30, 2025	December 31, 2024
Streeterville Capital LLC loan agreement - July 1, 2025	$2,210,000	$—
Interest added to principal	50,847	—
Total principal and interest outstanding	2,260,847	—
Less: original issue discount and legal fees	(159,583)	—
Less: payments	—	—
Total secured promissory note payable	$2,101,264	$—
On July 1, 2025, the Company received a loan from Streeterville Capital LLC pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The purchase price of the note was $2,000,000 and carried an original issue discount of $200 thousand and legal fees incurred in connection with the purchase and sale of the note of $10 thousand. The note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the note at any time. As of September 30, 2025, the Secured Promissory Note balance was $2,101,264 which included the loan purchase price of $2,000,000, original issuance discount of $200,000, legal fees of $10,000, unamortized original issuance discount and legal fee contra-liability of $159,583, and accrued interest of $50,847. On October 1, 2025 the Company repaid the Secured Promissory Note in full totaling $2,261,413, including $51,413 of total interest expense.

3. Warrants

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	1,826,593	$6.36	4.48	$12,767,731
Warrants issued	860,505	6.10
Warrants exercised	(239,202)	—
Warrants canceled and forfeited	—	—
Warrant liability variable share change	286,744	—
Balance as of September 30, 2025	2,734,640	$6.07	3.49	$250,874
Warrants exercisable as of September 30, 2025	2,734,640	$6.07	3.49	$250,874
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2024 to September 30, 2025:

Warrants ($)
Balance as of January 1, 2024	$256,536
Additional warrants issued	—
Change in fair value	(1,497)
Balance as of December 31, 2024	$255,039
Additional warrants issued	—
Change in fair value	(3,877)
Balance as of September 30, 2025	$251,162
As of September 30, 2025, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of September 30, 2025.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of September 30, 2025, the warrant liability is recorded at $1 thousand which is a $4 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $5 thousand as of December 31, 2024.
The following assumptions were used to calculate the fair value of the warrant liability:

	September 30, 2025	December 31, 2024
Fair value	$1.53 — $2.72	$1.62 — $12.19
Exercise price	$1.24 — $1.97	$2.42 — $7.35
Risk free interest rate	3.57% — 3.97%	3.51% — 4.50%
Expected dividend yield	—%	—%
Expected volatility	143.35% — 174.07%	79.19% — 170.24%
Expected term	2 years	2 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	September 30, 2025	December 31, 2024
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	190,987	190,987
September 3, 2024	$4.83	636,404	636,404
September 10, 2024	$3.41	250,930	250,930
December 5, 2024	$8.10	370,370	370,370
December 5, 2024	$8.10	277,778	277,778
January 6, 2025	$8.45	414,202	—
January 6, 2025	$8.45	207,101	—
Total warrants outstanding		2,353,114	1,731,811
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
The warrants to purchase the remaining 5,342 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2025.
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
The warrants to purchase the remaining 190,987 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2025.

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
The warrants to purchase the remaining 636,404 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2025.
September 10, 2024
On September 10, 2024, the Company, entered into a Securities Purchase Agreement the (“SPA”) with a certain institutional investor. The investor and the Company previously entered into that certain Securities Purchase Agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of September 30, 2025, all promissory notes have been repaid.
Pursuant to the terms of the SPA, the Company agreed, at the closing of the SPA and upon the terms and subject to the conditions set forth in the SPA, to issue shares certain warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of September 30, 2025.
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
The warrants to purchase the 370,370 December 2024 Series A Warrants and the 277,778 December 2024 Series B Warrants remain outstanding as of September 30, 2025.
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
The warrants to purchase the 414,202 January 2025 Series A Warrants and the 207,101 January 2025 Series B Warrants remain outstanding as of September 30, 2025.
4. Investments
Cost Method Investments
Boumarang License Agreement — On August 6, 2024, the Company entered into a License Agreement (the “Agreement”) with Boumarang Inc. (“Boumarang”), a developer, manufacturer, and seller of hydrogen-powered UAV and USV drones.
Pursuant to the Agreement, the Company agreed to grant a non-exclusive license to Boumarang to utilize certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5,000,000 in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share (the “Prepaid Warrant”).
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

The investment in Boumarang was recorded in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. The Company elected the measurement alternative permitted by ASC 321, recording the initial investment at cost and remeasures the investment to fair value when impaired or upon observable transaction prices. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment the investment operate. If qualitative assessment indicates the investment is impaired, the fair value of the Prepaid Warrants would be estimated, which would involve a significant degree of judgment and subjectivity.

The Company qualitatively assesses the investment for impairment in accordance with ASC 321. As of December 31, 2024, the Company recorded $4.38 million for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by an observable market transaction. As of September 30, 2025, there was no additional impairment of the Boumarang investment.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
QID Technologies, LLC — On November 12, 2024, the Company entered into a business arrangement with Qenta Inc. ("Qenta") under which Qenta and Trust Stamp formed a subsidiary, QID Technologies, LLC (“QID”). This arrangement is considered a related party transaction due to the common ownership. See Note 9 for details. In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1.00 million license fee in the form of a promissory note, which was due and payable in three equal tranches on December 31, 2024, February 1, 2025; and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received all payments pursuant to this promissory note as of the date of this report.
Additionally, effective January 1, 2025 the Company (through its subsidiary, Trust Stamp Malta Limited) and QID entered into a Master Technology Services Agreement, under which QID will contract with the Company for business development, product development, and product operations for identity and privacy services and solutions as agreed from time to time and documented by Statements of Work in return for monthly service fees capped at $3.60 million annually. On January 1, 2025, pursuant and adhering to the Master Technology Services Agreement terms and conditions, a Statement of Work was executed, pursuant to which the Company will provide certain product development and product operations and commercial business development and related services on behalf of QID. During the first six months of this agreement, the service fee shall be a minimum $100 thousand per month. Thereafter, the service fee payable shall be up to $300 thousand per month.
The Company recorded the initial investment in QID of $100,000 in “Investments” on its unaudited condensed consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of June 30, 2025 is below:

June 30, 2025
Current assets	$—
Noncurrent assets	1,170,000
Current liabilities	370,000
Noncurrent liabilities	—
Equity	$800,000
QID did not have a net loss as of December 31, 2024 as the entity was formed on November 12, 2024. During the nine months ended September 30, 2025, the Company recorded 10.00% of QID's net loss or $70 thousand. Results for QID’s operations during the six months ended June 30, 2025 are summarized below:

For the six months ended June 30, 2025
Revenues	$—
Costs and expenses	700,000
Net loss	$(700,000)
The Company held a weighted average of 10% of QID’s equity during the nine months ended September 30, 2025.
Activity recorded for the Company’s equity method investment in QID during the nine months ended September 30, 2025 is summarized in the following table:

September 30, 2025
Equity investment carrying amount at January 1, 2025	$—
Portion of operating losses recognized	(70,000)
Change in T Stamp Inc's basis	160,000
Equity investment carrying amount at September 30, 2025	$90,000
5. Balance Sheet Components
Note receivable, related party
Note receivable, related party as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
QID note receivable	$—	$1,000,000
Note receivable	$—	$1,000,000
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies, LLC. The Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1,000,000 license fee in the form of a promissory note, which is due and payable in three equal tranches on December 31, 2024; February 1, 2025, and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company recorded the initial investment in QID of $100,000, or 10% of the license fee, in “Investments” on its unaudited condensed consolidated balance sheet. As of September 30, 2025 the Company has received all payments from QID pursuant to this note totaling $900 thousand.
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid operating expenses	$270,709	$417,106
Rent deposit	19,766	26,530
Value added tax receivable	34,366	42,000
Tax credit receivable (short-term)	—	25,045
Miscellaneous receivable	74,677	18,435
Prepaid expenses and other current assets	$399,518	$529,116

Capitalized internal-use software, net
Capitalized internal-use software, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	September 30, 2025	December 31, 2024
Internally developed software	5 Years	$5,044,586	$4,517,327
Less: Accumulated depreciation		(3,405,087)	(2,967,995)
Capitalized internal-use software, net		$1,639,499	$1,549,332
Amortization expense is recognized on a straight-line basis and during the three months ended September 30, 2025 and 2024 totaled $156 thousand and $141 thousand, respectively.
Amortization expense during the nine months ended September 30, 2025 and 2024 totaled $449 thousand and $419 thousand, respectively.
As of September 30, 2025, the Company determined that $7 thousand of capitalized internal-use software were impaired. The impaired capitalized internal-use software was expensed to research and development during the nine months ended September 30, 2025.
Property and equipment, net
Property and equipment, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	September 30, 2025	December 31, 2024
Computer equipment	3-4 Years	$213,104	$146,896
Furniture and fixtures	10 Years	21,237	24,973
Property and equipment, gross		234,341	171,869
Less: Accumulated depreciation		(173,605)	(140,194)
Property and equipment, net		$60,736	$31,675
Depreciation expense is recognized on a straight-line basis and during the three months ended September 30, 2025 and 2024 totaled $6 thousand and $8 thousand, respectively.
Depreciation expense during the nine months ended September 30, 2025 and 2024 totaled $18 thousand and $27 thousand, respectively.
Accrued expenses
Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Compensation payable	$196,733	$228,435
Commission liability	28,738	12,937
Accrued employee taxes	544,437	191,447
Other accrued liabilities	92,141	88,318
Accrued expenses	$862,049	$521,137
6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the nine months ended September 30, 2025.

Intangible assets, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives	September 30, 2025	December 31, 2024
Patent application costs	3 Years	$679,143	$599,223
Trade name and trademarks	3 Years	74,908	65,948
Intangible assets, gross		754,051	665,171
Less: Accumulated amortization		(561,126)	(451,893)
Intangible assets, net		$192,925	$213,278
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended September 30, 2025 and 2024 totaled $34 thousand and $32 thousand, respectively.
Intangible asset amortization during the nine months ended September 30, 2025 and 2024 totaled $100 thousand and $102 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2025	$31,950
2026	98,262
2027	52,091
2028	10,622
Total future amortization	$192,925
7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,911,952)	$(1,255,915)	$(5,781,297)	$(6,532,845)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	2,659,018	1,181,150	2,531,362	891,212

Net loss per share attributable to common stockholders	$(0.72)	$(1.06)	$(2.28)	$(7.33)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	September 30, 2025	December 31, 2024
Options, RSUs, and grants	506,932	103,521
Warrants	2,734,640	1,826,593
Total	3,241,572	1,930,114

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
Stock Options
The following table summarizes stock option activity as of September 30, 2025:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	26,274	$94.05	1.95	$—
Options granted	1,614	16.99
Options exercised	—	—
Options canceled and forfeited	(5,223)	116.07
Balance as of December 31, 2024	22,665	84.28	1.27	—
Options granted	934	6.44
Options exercised	—	—
Options canceled and forfeited	(36)	55.56
Balance as of March 31, 2025	23,563	81.84	1.13	—
Options granted	997	6.02
Options exercised	—	—
Options canceled and forfeited	(126)	47.62
Balance as of June 30, 2025	24,434	79.31	0.97	—
Options granted	1,061	5.68
Options exercised	—	—
Options canceled and forfeited	(127)	47.25
Balance as of September 30, 2025	25,368	76.58	0.66	—
Options vested and exercisable as of September 30, 2025	25,368	$76.58	0.66	$—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2025 and 2024 was $0.
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $2.07 and $4.35 per share, respectively. The total grant-date fair value of options that vested during the nine months ended September 30, 2025 and 2024 was $6 thousand and $4 thousand, respectively.

The following assumptions were used to calculate the fair value of options granted during the nine months ended September 30, 2025 and 2024:

For the nine months ended September 30,
	2025	2024
Fair value of Class A Common Stock	$1.27 — $4.48	$0.90 — $10.80
Exercise price	$5.19 — $6.85	$12.07 — $24.60
Risk free interest rate	3.55% — 4.33%	3.51% — 4.71%
Expected dividend yield	—%	—%
Expected volatility	150.72% — 166.59%	77.54% — 79.80%
Expected term	3 years	3 years
As of September 30, 2025, the Company had 25,368 stock options outstanding of which all are fully vested options.
The Company recognized $2 thousand and $1 thousand in stock option expense during the three months ended September 30, 2025 and 2024, as well as $6 thousand and $4 thousand in stock option expense during the nine months ended September 30, 2025 and 2024. As of September 30, 2025 the Company has no unrecognized stock-based compensation related to options.
Stock Grants
As of September 30, 2025, the Company had 19,006 common stock grants outstanding of which 15,377 were vested but not issued and 3,629 were not yet vested. All granted and outstanding common stock grants will fully vest by September 30, 2026.
The Company recognized $175 thousand and $53 thousand in common stock grant expense during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company has $5 thousand unrecognized stock-based compensation related to common stock grants that will be recognized over the next year.
RSUs
As of September 30, 2025, the Company had 462,558 RSUs outstanding of which 4,070 were vested but not issued and 458,488 were not yet vested. All granted and outstanding RSUs fully vested by January 2, 2027.
The Company recognized $551 thousand and $900 thousand in RSU expense during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company has $443 thousand unrecognized stock-based compensation related to RSUs, to be recognized over the following months before January 2, 2027.

A summary of outstanding RSU activity as of September 30, 2025 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2024	29,740
Granted	69,539
Vested (issued)	(22,146)
Forfeited	(5,059)
Balance as of December 31, 2024	72,074
Granted	43,894
Vested (issued)	(41,734)
Forfeited	(11,429)
Balance as of March 31, 2025	62,805
Granted	411,547
Vested (issued)	(8,238)
Forfeited	(6,620)
Balance as of June 30, 2025	459,494
Granted	3,064
Vested (issued)	—
Forfeited	—
Balance as of September 30, 2025	462,558
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cost of services	$15,176	$3,144	$16,127	$3,406
Research and development	66,258	23,878	78,014	38,087
Selling, general, and administrative	250,666	324,571	637,446	915,110
Total stock-based compensation expense	$332,100	$351,593	$731,587	$956,603
The Company recognized a total of $732 thousand stock-based compensation during the nine months ended September 30, 2025 of which $131 thousand was related to prepaid services paid in stock-based compensation. The Company recognized a total of $332 thousand stock based compensation during the three months ended September 30, 2025, none of which was related to prepaid services paid in stock-based compensation.
9. Related Party Transactions
Related Party Payables
There were related party payables of $57 thousand and $57 thousand as of September 30, 2025 and December 31, 2024, respectively. The related party payables as of September 30, 2025 and December 31, 2024 primarily relate to amounts owed to contractors that maintain full time employment relationships with the Company and smaller amounts payable to members of management as expense reimbursements. There were no costs incurred in relation to 10Clouds for the three and nine months ended September 30, 2025 and costs incurred in relation to 10Clouds for the three and nine months ended September 30, 2024, totaled approximately $1 thousand and $112 thousand, respectively.

Related Party Receivables
Related party receivables of $24 thousand and $22 thousand as of September 30, 2025 and December 31, 2024, respectively, are primarily related to amounts due from an employee loan and smaller amounts due from employee.
QID Technologies, LLC
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies LLC. The Company and QID have entered into a license and assignment agreement and a Master Technology Services Agreement. See Note 4 for more information. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, and Net loss from equity method investment. As of September 30, 2025 and December 31, 2024, the Company had outstanding billings owed from QID of $380,906 and $0, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of September 30, 2025 and December 31, 2024, the Vital4Data, Inc. commission due was $0.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent (30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The Company has not earned any commissions pursuant to the CyberFish agreement to date. As of September 30, 2025 and December 31, 2024, the CyberFish commission due was $0.
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
On January 25, 2022, the Company entered into an agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. During the three and nine months ended September 30, 2025 and 2024, the Company incurred no expenses that are reimbursable under the grant. As of September 30, 2025, no amounts provided under this grant were received.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into three separate tranches: Pre-financing (50%) resulting in €38 thousand or $40 thousand, interim financing 30% resulting in €23 thousand or $24 thousand, and retention (20%) resulting in €15 thousand or $16 thousand. On May 3, 2024 the Company received the pre-financing tranche. The Company did not recognize any income related to these grants during the nine months ended September 30, 2025. As a result, the Company recorded €25 thousand or $29 thousand and €25 thousand or $26 thousand to deferred revenue as of September 30, 2025 and December 31, 2024, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand. On November 29, 2024, the Company received the pre-financing tranche. During the nine months ended September 30, 2025, the Company recognized €44 thousand or $52 thousand, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company recorded €67 thousand or $79 thousand and €112 thousand or $115 thousand to deferred revenue as of September 30, 2025 and December 31, 2024, respectively.
11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in Denmark, Rwanda, and Japan to support its dispersed workforce. As of September 30, 2025, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	September 30, 2025
Weighted average remaining lease term	1.41 years
Weighted average discount rate	5.0%
Balance sheet information related to leases as of as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets
Operating lease right-of-use assets	$138,926	$152,569

Operating lease liabilities
Short-term operating lease liabilities	$84,961	$84,549
Long-term operating lease liabilities	26,048	38,369
Total operating lease liabilities	$111,009	$122,918

Future maturities of ASC 842 lease liabilities as of September 30, 2025 are as follows:

Years Ending September 30,	Principal Payments	Imputed Interest Payments	Total Payments
2025	$35,775	$1,263	$37,038
2026	56,966	1,743	58,709
2027	9,313	660	9,973
2028	8,955	187	9,142
Total future maturities	$111,009	$3,853	$114,862
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024 as follows:

	For the three months ended		For the nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense – fixed payments	$42,115	$39,368	$121,206	$117,221
Short term lease expense	9,875	10,710	30,633	34,929
Total lease expense	$51,990	$50,078	$151,839	$152,150
Supplemental cash flows information related to leases was as follow:

	For the nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(100,538)	$(111,277)
During the nine months ended September 30, 2025, the Company did not incur variable lease expense.
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
Our CODM assesses performance and makes operating decisions through review of the Company's revenues and expenses at the consolidated level as disclosed in our unaudited condensed consolidated statements of operations. Segment assets are disclosed in the unaudited condensed consolidated balance sheets.

13. Subsequent Events
Equity Distribution Agreement — On February 25, 2025, the Company entered into an Equity Distribution Agreement, with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal up to $6,196,000 worth of its shares of Common Stock. As of September 30, 2025, the Company had sold 1,465,084 shares of Class A Common Stock under the Equity Distribution Agreement for net proceeds of $5,196,979, net of $160,732 in raise fees. Subsequent to September 30, 2025, the Company sold an additional 248,459 shares for net proceeds of $813,137, net of $25,149 in raise fees. As of the date of this report, the Company has sold a total of 1,713,543 shares of Class A Common Stock for total net proceeds of $6,010,116, net of $185,880 in raise fees.
Warrant Exercise and Exchange Inducement Agreement — On October 31, 2025, the Company entered into a Warrant Exercise and Exchange Inducement Agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) a portion of the warrants issued to the institutional investor on September 3, 2024, which are exercisable for 413,696 shares of the Company’s common stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which are exercisable for 621,303 shares of common stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 6, 2024, which are exercisable for 648,148 shares of common stock (with a current exercise price of $8.10 per share) (the “December 2024 Warrants”) for New Warrants. As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $4.20 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq Stock Market prior to the execution of the WEEA; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of common stock (equal to 180% of the shares of common stock issued in connection with the Exercise) comprised of (a) “Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's common stock and “Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's common stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”); and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of common stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share. The WEEA closed on November 3, 2025 resulting in the Company receiving gross proceeds of 4,346,996 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants. The Company will pay fees related transaction totaling $324,290 resulting in net proceeds of $4,022,706.

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
Over the last year, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. This process has included:
•Reducing the size of the non-production-focused executive and consulting teams to reduce overhead and releasing sales staff that did not meet their targets.
•Developing joint ventures with proven industry partners with access to target markets
•Increasing focus on the cryptocurrency market (especially Stablecoins) and developing products designed to meet specific needs and opportunities in that sector
•Updating services offered via the Orchestration Layer platform in response to market feedback
•Expanding our IP portfolio to strengthen our existing position related to presentation attack detection and tokenization and include implementations such as:
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
iii.StableKey (or “Stable IT2”) which is a revolutionary technology that generates a “key” directly from the biometric of the user which key has a mathematical correlation to all of the user's passwords, PINS, and other “secrets” for every account and use case meaning that those secrets never need to be stored in their entirety.

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
•Participating in the K-Startup Grand Challenge 2025, South Korea’s premier acceleration program for innovative foreign startups. Backed by the Ministry of SMEs and Startups, the program supports high-potential global technology companies in establishing a presence in South Korea and expanding across the broader Asia-Pacific region.
•Establishing go-to-market partnerships with partners in Nigeria and Ghana.
Recent Developments
Warrant Inducement Exercise and Exchange Agreement
On October 31, 2025, the Company entered into a warrant exercise and exchange inducement agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) all of the warrants issued to the institutional investor on September 3, 2024, which are exercisable for 413,696 shares of the Company’s common stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which are exercisable for 621,303 shares of common stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 6, 2024, which are exercisable for 648,148 shares of common stock (with a current exercise price of $8.10 per share) (the “December 2024 Warrants”) for New Warrants (as further defined below). As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $4.20 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq Stock Market prior to the execution of the WEEA; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of common stock (equal to 180% of the shares of common stock issued in connection with the Exercise) comprised of (a) “Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's common stock and “Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's common stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”); and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of common stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share.
The New Warrants have substantially the same terms as the Existing Warrants. The terms of the Series A and Series B Warrants that comprise the New Warrants are identical, except that the Series A Warrants provide for additional protections for the holder in the event of a “Fundamental Transaction” while the Series A Warrants are outstanding (which includes, but is not limited to, merger transactions or a sale of substantially all of the Company’s assets). In such an event, then if holders of the Company’s common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder will be given the same choice as to the consideration it receives upon any exercise of either the Series A or Series B Warrants following such Fundamental Transaction. Notwithstanding anything to the contrary, for the Series A Warrants, in the event of a Fundamental Transaction, the holder may require the Company or its successor to repurchase the Series A Warrants for its Black-Scholes Value (as defined in the Series A Warrant) in cash. This right can be exercised concurrently with, or within 30 days following, the consummation or public announcement of the transaction. If the Fundamental Transaction occurs outside the Company’s control, such as in a hostile takeover or an unapproved transaction, the holder is entitled to receive consideration equivalent in type and proportion to that offered to common stockholders, also calculated based on the Black-Scholes model. Additionally, if no consideration is offered to the Company’s stockholders in the transaction, the holder is deemed to receive common stock of the successor entity, preserving the Series A Warrants’ value.

The New Warrants are immediately exercisable upon issuance, and will expire five years thereafter, and in certain circumstances may be exercised on a cashless basis. If we fail for any reason to deliver shares of common stock upon the valid exercise of the New Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the New Warrants, we are required to pay the applicable holder, in cash, as liquidated damages as set forth in the New Warrants. The New Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the New Warrants.
The Company agreed to file a resale registration statement on Form S-3 within 30 days of October 31, 2025 with respect to the New Warrants and the shares of common stock issuable upon exercise of the New Warrants. The Existing Warrants and the New Warrants each include a beneficial ownership limitation that prevents the institutional investor from owning more than 9.99%, with respect to the Existing Warrants, and 4.99%, with respect to the New Warrants, of the Company’s outstanding common stock at any time.
Additionally, pursuant to the WEEA, from October 31, 2025 until the 90th day thereafter, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company of any common stock of the Company or any common stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction. “Variable Rate Transaction” means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of the Company’s common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of the Company’s common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Company’s common stock or (ii) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit or an “at-the-market offering”, whereby the Company may issue securities at a future determined price, regardless of whether shares pursuant to such agreement have actually been issued and regardless of whether such agreement is subsequently canceled. The institutional investor will be entitled to obtain injunctive relief against the Company to preclude any such issuance, which remedy shall be in addition to any right to collect damages.
The gross proceeds to the Company from the Exercise was approximately $4.347 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for business growth, working capital and general corporate purposes. As a result of the Exercise, the Company has 5,243,832 shares of common stock outstanding as of the date of this Current Report on Form 8-K.
Pursuant to an engagement agreement dated October 31, 2025 between the Company and Maxim, Maxim acted as the exclusive warrant solicitation agent and financial advisor to the Company for the Exercise. The Company agreed to pay Maxim an aggregate cash fee of $304,290 in connection with the Exercise.
The offer and resale of the Existing Warrants and shares of common stock underlying the Existing Warrants have been registered pursuant to a registration statement on Form S-1 (File No. 333-284525) with respect to the Existing Warrants and December 2024 Warrants (the “Registration Statements”). The Registration Statement is currently effective for the resale of the shares of common stock issuable upon the exercise of the Existing Warrants.
The WEEA closed on November 3, 2025 resulting in the Company receiving net proceeds of $4,022,706 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants and is net of fees totaling $324,290.
The foregoing descriptions of the WEEA and the New Warrants are not complete and are qualified in their entirety by reference to the full text of the form of WEEA and the form of the Series A and Series B Warrants that comprise the New Warrants, copies of which are filed hereto as Exhibits 10.42, 4.20, and 4.21, respectively, and are incorporated by reference herein.
Repayment of Secured Promissory Note
On July 1, 2025, the Company entered into a Note Purchase Agreement (the “Agreement”), with Streeterville Capital LLC (the “Investor”), pursuant to which the Company issued a Secured Promissory Note (the “Note”) to the Investor in the

principal amount of $2,210,000. On October 1, 2025 the Company repaid the secured promissory note in full totaling $2,261,413, including $51,413 of total Interest expense.
The Note carries an original issue discount of $200,000 (the “OID”). In addition, Company agreed to pay $10,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Note (the “Transaction Expense Amount”). The OID and Transaction Expense Amount were included in the initial principal balance of the Note. The purchase price of the Note, therefore, was $2,000,000, computed as follows: $2,210,000 initial principal balance, less the OID, less the Transaction Expense Amount.
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
As of the date of this Quarterly Report, the Company has made sales of 1,713,543 shares of Common Stock under the Registration Statement for proceeds of $6,010,116, net of issuance costs.
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
•In 2024, global losses from payment card fraud alone reached approximately $33.8 billion, surpassing the previous year’s figures and driven by escalating card‑not‑present and e‑commerce fraud. In the broader digital payments sphere, including ACH, digital wallets, BNPL, and e‑commerce, the Merchant Risk Council estimates merchants lose about 3.2 % of annual e‑commerce revenue to fraud, while Juniper Research forecasts online payment fraud losses totaling $362 billion globally by 2028, encompassing all payment channels. Furthermore, McKinsey projects $400 billion in cumulative card fraud losses over the next ten years, with authorized push payment fraud growing at an 11 % CAGR through 2027. Taken together, these figures underscore a mounting global financial liability from payment fraud that is poised to climb steadily unless countered by effective prevention strategies.
Financial and Societal Inclusion
•According to the “Global Findex Database 2021,” published by the World Bank, 1.4 billion people were unbanked as of 2021.
•131 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNSGSA Financial Inclusion Webpage, Accessed March 2023).
•The global market for Microfinance is estimated at $250.4 billion in the year 2024, and is projected to reach $506 billion by 2030 according to the 2025 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc. To accelerate our work in this market, the Company has joined the Mastercard Lighthouse MASSIV program designed to empower sustainability and social impact through strategic partnerships aiming to assist participants to scale on a global level.
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
Stablecoins and other Cryptocurrencies
•As of mid-2025, the total stablecoin market capitalization sits around $170 billion, with sources varying between $160 billion and $200 billion depending on which coins are included. Tether (USDT) still dominates the pack, with other major players like USDC, BUSD, and DAI following behind. Analysts project the market cap of stablecoins to double to around $300–400 billion by 2030, driven by incremental adoption in payments and DeFi. Predicting this growth, the Company invested in developing and patenting technologies that it believes to be important assets to participate in the stablecoin and other cryptocurrency markets, including a patent related to embedding identity data in the metadata of cryptographic tokens and the trademark “StableKey”. The Company anticipates cryptocurrencies playing a growing role in its customer base in parallel to, and in some cases involving, its traditional financial services customers.
•The Company anticipates launching a biometrically secured proprietary non-custodial software wallet in January 2026 which will be able to function as both a wallet directly managing access credentials for digital assets and as a “wallet of wallets”. The wallet will be offered directly to end-users and financial institutions.
Other Markets
The Company is developing products and working with partners and industry organizations in other sectors that offer significant market opportunities for our existing and pipeline IP. We anticipate licensing our technology in numerous fields, typically through established partners who will integrate our technology into field-specific applications.
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
Trust Stamp has participated in financial inclusion projects in Africa for a number of years through Mastercard’s implementation of our technology and we established a regional R&D center in Rwanda in 2021 to focus on ensuring equity in the development and implementation of biometric technology in Africa. In 2023 we started direct outreach to African countries and we are in serious and extended dialog with four countries as well as negotiating a pilot with Africa’s largest provider of mobile telecommunications services. Projects under discussion with pan-African organizations and/or one or more countries include:
•A pan-African import-export logistics platform
•A national digital identity card
•Digital land registries in three countries
•A blockchain-based register of real estate professionals and transaction
•A blockchain-based registry of fire inspections and certifications
•Asset tokenization and trading
With the assistance of the Mastercard Lighthouse MASSIV program, we intend to build upon this work to maximize the opportunities to meet the critical need for secure identity programs for both governments and NGOs and have established go-to-market focused agreements with partners in Nigeria and Ghana.

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
Historically, the Company generated most of its income through two long-term partnerships, comprising a relationship with an S&P 500 bank and a relationship with Mastercard International (“Mastercard”) with the Mastercard partnership diminishing in significance over 2024 and YTD as Mastercard’s market focus changed.
Effective June 1, 2025, the Company's agreement with the S&P 500 bank was extended to May 31, 2031, subject to either party having the right to terminate for cause and a right for the customer to cancel for convenience on giving 6 months' notice.
Under the terms of the extension, the Company receives a guaranteed minimum income stream for services, together with hosting and other fees and reimbursement of expenses incurred, which are subject to agreed markups of 10% or 20%. Minimum billing for services in the 1st year of the renewal is set at $154,000 per month with annual CPI-related increases. Under the arrangement, total minimum monthly billings will exceed $215,000 per month, subject to CPI-related increases. Based on the strength of the relationship and anticipated service needs, the Company anticipates annual billings exceeding the agreed minimum.
In March 2019, the Company entered into a technology services agreement with Mastercard International (the "TSA”). The Company has been paid to develop and host software solutions utilizing the IT2 and to support Mastercard’s implementations. Based on a changing market focus by Mastercard, effective December 31, 2024, a limited exclusivity for development-related purposes granted to Mastercard expired and the Software Schedule and associated services will terminate on February 6, 2026. As a consequence of these events, the Company is in discussions with potential customers that it was previously prohibited from contracting with directly.
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
As of September 30, 2025, a total of 95 financial institutions with over $348 billion in assets have been onboarded via FIS, bringing the total number of (FIS and non-FIS) customers either fully implemented or currently implementing the Orchestration Layer to 108.
The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $543 thousand of revenue for the Company to date, including $118 thousand during the nine months ended September 30, 2025.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(1,876,952)	$683,524	$(5,711,297)	$(4,593,406)
Add: Other expense	—	1,526,997	1,022	1,533,702
Less: Other income	(7,587)	(5,000,563)	(51,204)	(5,235,417)
Add: Interest expense, net	113,416	114,320	148,929	149,644
Add: Stock-based compensation	332,100	351,593	731,587	956,603
Add: Change in fair value of warrant liability	(287)	974	3,877	(5,842)
Add: Impairment loss of assets	6,572	—	6,572	—
Add: Depreciation and amortization	195,917	181,472	567,112	547,467
Adjusted EBITDA loss (non-GAAP)	$(1,236,821)	$(2,141,683)	$(4,303,402)	$(6,647,249)
Adjusted EBITDA loss (non-GAAP) for the three months ended September 30, 2025, decreased by 42.25%, to a $1.24 million loss from a $2.14 million loss for the three months ended September 30, 2024. The overall decrease of $905 thousand in Adjusted EBITDA loss (non-GAAP) was driven by three transactions that occurred during the three months ended September 30, 2024 with no similar transactions occurring during the three months ended September 30, 2025. The most significant of these transactions was the Company signing a license agreement with Boumarang valued at $5.00 million that was accounted for as "other income" during the three months ended September 30, 2024. The $5.00 million other income was partially offset during the three months ended September 30, 2024 by other expense including a $1.17 million loss related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 3, 2024 and a loss of $360 thousand related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 10, 2024.
In addition to the variances above, the Company had a decrease of $673 thousand in Selling, general, and administrative expenses during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. This decrease in Selling, general and administrative expenses was primarily driven by a reduction in salaries and compensation, including stock-based compensation, which decreased by 33% from the three months ended September 30, 2024. The salaries and compensation expenses decreased due to reductions in sales teams and the departure of certain members of the Company's management. Furthermore, the Company had an increase in Net revenue during the three months ended September 30, 2025 of $361 thousand when compared to the three months ended September 30, 2024 primarily due to the Company entering a new contract amendment with the S&P 500 bank as of July 1, 2025 extending services through May 31, 2031 with minimum gross revenue exceeding $12.7 million over the balance of the contract term. The new contract amendment drove a $313 thousand increase in revenue during the three months ended September 30, 2025.
Adjusted EBITDA loss (non-GAAP) for the nine months ended September 30, 2025, decreased by 35.26%, to a $4.30 million loss from a $6.65 million loss for the nine months ended September 30, 2024. The overall decrease in Adjusted EBITDA loss (non-GAAP) of $2.34 million was driven by three transactions that occurred during the three months ended September 30, 2024 with no similar transactions occurring during the three months ended September 30, 2025. The most significant of these transactions was the Company signing a license agreement with Boumarang valued at $5.00 million, which was accounted for as "other income" during the three months ended September 30, 2024. The $5.00 million other income was partially offset during the three months ended September 30, 2024 by other expense including a $1.17 million loss related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 3, 2024 and a loss of $360 thousand related to the difference in the cash paid for the warrants and the FMV of the warrants issued on September 10, 2024.
In addition to the variances above, the Company had a decrease of $2.08 million in Selling, general, and administrative expenses when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024. This decrease in Selling, general and administrative expenses was primarily driven by a reduction of $1.61 million in salaries and compensation, including stock-based compensation, which decreased by 36% from the nine months ended September 30, 2024. The salaries and compensation expenses decreased due to reductions in sales teams and the departure of certain members of the Company's management. Furthermore, the Company had an increase in Net revenue during the three months ended September 30, 2025 of $645 thousand when compared to the three months ended September 30, 2024 due to the Company entering a new contract amendment with the S&P 500 bank and a new Statement of Work effective on January 1, 2025 under the Master Technology Services Agreement between the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID. The new amendment with the S&P 500 bank was effective as of July 1, 2025 and extends services through May 31, 2031 with minimum gross revenue exceeding $12.7 million over the balance of the contract term. The new contract amendment drove a $420 thousand increase in revenue during the three months ended September 30, 2025. The new Statement of Work with QID provides for service fees payable to the Company of a minimum $100,000 per month during the first six months, and up to $300,000 per month thereafter. In accordance with ASC 606 guidance, the Company recognized $408 thousand in revenue from the Statement of Work with QID during the nine months ended September 30, 2025 and has recorded $225 thousand to Deferred revenue as of September 30, 2025.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025		2024
Net revenue (includes related party revenue of $408,046 and $0 during the three and nine months ended September 30, 2025 and 2024, respectively)	$872,491	$511,081	$2,230,629		$1,585,153
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	362,766	254,892	1,026,252		796,925
Research and development	575,258	569,506	1,525,863		1,586,085
Selling, general, and administrative	1,509,386	2,181,907	4,727,829		6,805,995
Depreciation and amortization	195,917	181,472	567,112		547,467
Total operating expenses	2,643,327	3,187,777	7,847,056		9,736,472
Operating loss	(1,770,836)	(2,676,696)	(5,616,427)		(8,151,319)
Non-Operating Income (Expense):
Interest expense, net	(113,416)	(114,320)	(148,929)		(149,644)
Change in fair value of warrant liability	(287)	974	3,877		5,842
Other income	7,587	5,000,563	51,204		5,235,417
Other expense	—	(1,526,997)	(1,022)	—	(1,533,702)
Total other income (expense), net	(106,116)	3,360,220	(94,870)		3,557,913
Net loss before taxes and and equity method investment	(1,876,952)	683,524	(5,711,297)		(4,593,406)
Income tax (expense)	—	—	—		—
Net loss from equity method investment, related party	(35,000)	—	(70,000)		—
Net income (loss)	(1,911,952)	683,524	(5,781,297)		(4,593,406)
Deemed dividend	—	(1,939,439)	—		(1,939,439)
Net loss before non-controlling interest	(1,911,952)	(1,255,915)	(5,781,297)		(6,532,845)
Net loss attributable to non-controlling interest	—	—	—		—
Net loss attributable to T Stamp Inc.	$(1,911,952)	$(1,255,915)	$(5,781,297)		$(6,532,845)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.72)	$(1.06)	$(2.28)		$(7.33)
Weighted-average shares used to compute basic and diluted net loss per share*	2,659,018	1,181,150	2,531,362		891,212
(*) Adjusted retroactively for reverse stock splits, see Note 1.

Comparison of the Three Months Ended September 30, 2025 and 2024
Net revenue

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Net revenue	$872,491	$511,081	$361,410	70.71%
During the three months ended September 30, 2025, Net revenue increased to $872 thousand, or an 70.71% increase from the Net revenue of $511 thousand for the three months ended September 30, 2024. During the three months ended September 30, 2025, the $872 thousand in Net revenue consisted of $652 thousand from an S&P 500 bank, $69 thousand from the Statement of Works under the Master Technology Services Agreement with QID, $43 thousand from FIS, $40 thousand from a software development company, $34 thousand from Mastercard, $29 thousand from a computer programming company, and various other customers for the remaining $4 thousand.
During the three months ended September 30, 2025 the Net revenue increased by $361 thousand compared to the three months ended September 30, 2024. Of this increase, $313 thousand was attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.
Another factor increasing Net revenue was the Statement of Works under the Master Technology Services Agreement with QID effective on January 1, 2025. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company did not reach during the three months ended September 30, 2025 due to delays in customer implementation. Revenue is recognized in accordance with ASC 606 using the cost incurred input method, which aligns revenue recognition with the proportion of costs incurred relative to total expected costs for the contract. This resulted in the recognition of $69 thousand of billed revenue during the three months ended September 30, 2025.
The Company also had an increase of $27 thousand in Net revenue during the three months ended September 30, 2025 resulting from increased services provided to a computer programming company, as the customer continues to ramp up their Orchestration Layer usage.
The increases to Net revenue were partially offset by an amendment to the Mastercard agreement executed in February 2025 that reduced fixed monthly license fees. As a result, during the three months ended September 30, 2025, the Company recognized $30 thousand for software license fees and $4 thousand for other services, meanwhile, during the three months ended September 30, 2024 the Company recognized $86 thousand for software license fees and $4 thousand for other services.
Cost of services

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Cost of services	$362,766	$254,892	$107,874	42.32%
Cost of services (“COS”) increased by $108 thousand or 42.32% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in COS during the three months ended September 30, 2025 was primarily driven by a $44 thousand increase in internal developer costs and due to increased service requests by our S&P 500 bank customer as a result of the Company entering into a contract amendment with the customer. The Company also recorded a $25 thousand increase in web services costs primarily due to higher costs related to the Orchestration Layer including expansion of services for a new region, increased S&P 500 bank usage, and increased third party vendor expense. Additionally, there was a $24 thousand increase in COS due to increased usage of driver license validations under our existing contract with the S&P 500 bank. The remaining variance primarily relates to an increase of $12 thousand in stock-based compensation award expense during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to increased internal developer costs allocated to COS and increase in internal developer's stock-based compensation award expense resulting from the increase in the fair value of stock-based compensation awards on the award date.
Research and development

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$575,258	$569,506	$5,752	1.01%
Research and development (“R&D”) expenses increased by $6 thousand, or 1.01% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in R&D expense during the three months ended September 30, 2025 was primarily driven by a $42 thousand increase in internal developer's stock-based compensation award expense resulting from the increase in the fair value of stock-based compensation awards on the award date.
This increase was partially offset by a decrease of $32 thousand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, driven by the reallocation of R&D salaries to COS due expansion of customer services as described above. In addition, there was a decrease in outsourced software development with 10Clouds during the three months ended September 30, 2025 as the Company continued to transition this work internally which results in cost savings as internal work is more cost effective. Outsourced software development costs decreased by 100% when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024. In both periods, R&D expenses were related to R&D payroll and other R&D compensation expenses.
Selling, general, and administrative

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative	$1,509,386	$2,181,907	$(672,521)	(30.82)%
Selling, general, and administrative expense (“SG&A”) decreased by $673 thousand, or 30.82%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in SG&A expense was driven by a $467 thousand decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended September 30, 2025 compared to the prior period. The $467 thousand decrease includes a $74 thousand reduction in stock-based compensation awards during the three months ended September 30, 2025. The decrease in salaries, stock-based compensation, payroll costs, and sales commissions is a result of reductions to the sales team, from 9 team members employed during the three months ended September 30, 2024 to no team members during the three months ended September 30, 2025. In addition, the EVP of Mergers and Acquisitions left the Company in December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally leaving a vacant role that was not subsequently replaced.

The Company also incurred a $247 thousand decrease in external IT services, rent, accounting and audit fees, taxes, travel costs, and other operating expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, mainly due to cost cutting measures taken by management.
The decreases in SG&A were partially offset by increases for legal and professional, dues and subscription, educational and marketing amounting to $42 thousand for the three months ended September 30, 2025.
Depreciation and amortization

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Depreciation and amortization	$195,917	$181,472	$14,445	7.96%
Depreciation and amortization (“D&A”) increased by $14 thousand, or 7.96% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The primary driver for the increase in D&A is due to software amortization brought about by the increase in Capitalized internal-use software during the three months ended September 30, 2025.

Operating loss

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Operating loss	$(1,770,836)	$(2,676,696)	$905,860	(33.84)%
The Company’s Operating loss decreased by $906 thousand or 33.84% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in Operating loss was mainly related to the increase in Net revenue and decrease in SG&A when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.
Interest expense, net

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(113,416)	$(114,320)	$904	(0.79)%
Interest expense, net decreased by $1 thousand, or 0.79% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in Interest expense for the three months ended September 30, 2025, as compared to the same period in 2024, was partially attributable to the full repayment of the two Agile subordinated business loans and security agreements prior to the three months ended September 30, 2025. This resulted in an Interest expense of $88 thousand for the three months ended September 30, 2024.
The decrease in Interest expense was partially offset by the Company's entry into the Note Purchase Agreement with Streeterville Capital, LLC on July 1, 2025 pursuant to a Secured Promissory Note (the "Note") in the principal amount of $2.21 million. The Note carried an original issue discount of $200 thousand and $10 thousand for legal fees incurred in connection with the purchase and sale of the note. The Note accrued interest at nine percent (9%) per annum. The Company recorded accrued interest expense of $51 thousand and amortization of the discount of $50 thousand during the three months ended September 30, 2025. The Company settled the outstanding principal and accrued interest in full on October 1, 2025.
There was also a decrease of $8 thousand when comparing the three months ended September 30, 2025 to three months ended September 30, 2024 due to Interest expense accrued for payroll tax obligations during the three months ended September 30, 2024. Additionally, the Company had a $3 thousand decrease during the three months ended September 30, 2025 as a result of the Malta loan interest rate decreasing from 6.5% for the three months ended September 30, 2024 to 5.15% for the three months ended September 30, 2025.
Change in fair value of warrant liability

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$(287)	$974	$(1,261)	(129.47)%
The Company recognized a loss in Change in fair value of warrant liability during the three months ended September 30, 2025 of $287 compared to a gain of $1 thousand during the three months ended September 30, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Other income	$7,587	$5,000,563	$(4,992,976)	(99.85)%
Other income decreased by $4.99 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was due to the Company agreeing, during the three months ended September 30, 2024, to grant a non-exclusive license to Boumarang to utilize certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5.00 million in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share. No similar transaction occurred during the three months ended September 30, 2025.
Other expense

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Other expense	$—	$(1,526,997)	$1,526,997	(100.00)%
Other expense decreased by $1.53 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was due to the Company incurring $1.17 million during the three months ended September 30, 2024 due to the Company entering into a Termination and Release Agreement under which the transaction entered into between the Company and a certain institutional investor that terminated the remaining 133,334 stock purchase warrants (in Warrant B) and 106,667 stock purchase warrants (in Warrant C) previously issued to this investor. In consideration of the termination, the Company made a $1,650,000 payment to the institutional investor. In addition, the Company recorded a $360 thousand inducement expense during the three months ended September 30, 2024 as a result of the Company entering into a securities purchase agreement on September 10, 2024 with DQI as an inducement to a previously executed securities purchase agreement dated July 13, 2024 between the Company and DQI.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Net revenue

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Net revenue	$2,230,629	$1,585,153	$645,476	40.72%
During the nine months ended September 30, 2025, Net revenue increased to $2.23 million, or an 40.72% increase from the Net revenue of $1.59 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the $2.23 million in Net revenue consisted of $1.43 million from an S&P 500 bank, $408 thousand from the Statement of Works under the Master Technology Services Agreement with QID, $118 thousand from a software development company, $104 thousand from Mastercard, $111 thousand from FIS, $48 thousand from a computer programming company, and various other customers for the remaining $13 thousand.
During the nine months ended September 30, 2025 Net revenue increased by $645 thousand compared to the nine months ended September 30, 2024. Of this increase, $420 thousand was attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.
Additionally, during the nine months ended September 30, 2025 there was an increase in Net revenue due to income from the Statement of Works under the Master Technology Services Agreement with QID effective on January 1, 2025. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company did not reach during the nine months ended September 30, 2025 due to delays in customer implementation. Revenue is recognized in accordance with ASC 606 using the cost incurred input method, which aligns revenue recognition with the proportion of costs incurred relative to total expected costs for the contract. During the nine months ended September 30, 2025, the Company billed $600 thousand under this new agreement, compared to none during the nine months ended September 30, 2024. In accordance with ASC 606 guidance, the Company recognized $408 thousand in revenue during the nine months ended September 30, 2025 and has recorded $225 thousand to deferred revenue as of September 30, 2025.
The Company also had an increase of $44 thousand in Net revenue during the nine months ended September 30, 2025 as a result of increased services provided to a computer programming company.
The increases to Net revenue were partially offset by an amendment to the Mastercard agreement executed in February 2025 that reduced fixed monthly license fees. As a result, during the nine months ended September 30, 2025, the Company recognized $90 thousand for software license fees and $14 thousand for other services, meanwhile, during the nine months ended September 30, 2024 the Company recognized $259 thousand for software license fees and $75 thousand for other services.
Cost of services

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Cost of services	$1,026,252	$796,925	$229,327	28.78%
Cost of services (“COS”) increased by $229 thousand or 28.78% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The primary driver of the increase in COS during the nine months ended September 30, 2025 was an $84 thousand increase in internal developer COS allocations as a result of work completed for the QID Master Services Agreement. Additionally, there was an increase of $82 thousand in COS during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to increased usage of driver license validations under our existing contract with the S&P 500 bank. The Company also had an increase of $58 thousand due to an increase in web services costs resulting from increased third party vendor expenses.

Research and development

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$1,525,863	$1,586,085	$(60,222)	(3.80)%
Research and development (“R&D”) expenses decreased by $60 thousand, or 3.80% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in R&D expense during the nine months ended September 30, 2025 was primarily driven by a $112 thousand decrease in outsourced software development with
10Clouds as the Company transitioned this work internally resulting in cost savings as internal work is more cost effective.
Comparatively, outsourced development costs decreased by 100% when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024 .

The decrease in R&D was partially offset by an increase of $40 thousand in stock-based compensation award expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in the fair value of stock-based compensation awards on the award date.an increase in the Company's stock price.
Selling, general, and administrative

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative	$4,727,829	$6,805,995	$(2,078,166)	(30.53)%

Selling, general, and administrative expense (“SG&A”) decreased by $2.08 million, or 30.53%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in SG&A expense was driven by a $1.61 million decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The $1.61 million decrease includes a $278 thousand reduction in stock-based compensation awards during the nine months ended September 30, 2025. The decrease in salaries, stock-based compensation, payroll costs, and sales commissions is a result of reductions to the sales team, from 9 team members employed during the nine months ended September 30, 2024 to no team members during the nine months ended September 30, 2025. In addition, the EVP of Mergers and Acquisitions left the Company in
December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally leaving a vacant role that was not subsequently replaced.

The Company also had a $240 thousand decrease in legal and professional fees primarily attributable to the cessation of advisory and consulting services during the nine months ended September 30, 2024. Other net decreases amounting to
$347 thousand were attributable to changes in IT services, travel costs, marketing, taxes, rent, dues and subscription, and other operating expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The decreases in SG&A were partially offset by increases for accounting and audit fees and educational expenses amounting to $121 thousand for the nine months ended September 30, 2025.

Depreciation and amortization

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Depreciation and amortization	$567,112	$547,467	$19,645	3.59%
Depreciation and amortization (“D&A”) increased by $20 thousand, or 3.59% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The primary driver for the increase in D&A is due to an increase of $28 thousand in software amortization when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, brought about by the increase in Capitalized internal-use software of noted as of September 30, 2025.

Operating loss

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Operating loss	$(5,616,427)	$(8,151,319)	$2,534,892	(31.10)%
The Company’s Operating loss decreased by $2.53 million or 31.10% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in Operating loss was mainly related to the increase in Net revenue as well as decreases in SG&A and R&D expenses.
Interest expense, net

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(148,929)	$(149,644)	$715	(0.48)%
Interest expense, net decreased by $1 thousand, or 0.48% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in Interest expense for the nine months ended September 30, 2025, as compared to the same period in 2024, was partially attributable to the full repayment of both Agile subordinated business loans and security agreements prior to the nine months ended September 30, 2025. This resulted in an Interest expense of $88 thousand for the nine months ended September 30, 2024.
The decrease in Interest expense was partially offset by the Company's entry into the Note Purchase Agreement with Streeterville Capital, LLC on July 1, 2025 pursuant to a Secured Promissory Note (the "Note") in the principal amount of $2.21 million. The Note carried an original issue discount of $200 thousand and $10 thousand for legal fees incurred in connection with the purchase and sale of the note. The Note accrued interest at nine percent (9%) per annum. The Company recorded accrued interest expense of $51 thousand and amortization of the discount of $50 thousand during the nine months ended September 30, 2025. The Company repaid the outstanding principal and accrued interest of this Note in full on October 1, 2025.
There was also a decrease of $12 thousand when comparing the nine months ended September 30, 2025 to nine months ended September 30, 2024 due to lower Interest expense accrued for payroll tax obligations during the nine months ended September 30, 2024, driven by lower overall compensation during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Additionally, the Company had a $9 thousand decrease during the nine months ended September 30, 2025 as a result of the Malta loan interest rate decreasing from 6.5% for the nine months ended September 30, 2024 to 5.15% for the nine months ended September 30, 2025.
Change in fair value of warrant liability

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	$3,877	$5,842	$(1,965)	(33.64)%
The Company recognized a gain in Change in fair value of warrant liability during the nine months ended September 30, 2025 of $4 thousand compared to a gain of $6 thousand during the nine months ended September 30, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Other income	$51,204	$5,235,417	$(5,184,213)	(99.02)%

Other income decreased by $5.18 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to the Company agreeing, during the nine months ended September 30, 2024, to grant a non-exclusive license to Boumarang to utilize certain of the Company’s patents for the purpose of producing, selling, marketing, and distributing drones. As consideration for the grant of the non-exclusive license, Boumarang agreed to pay the Company a non-refundable license fee of $5.00 million in the form of a prepaid warrant issued by Boumarang to the Company for 5,000,000 shares of common stock of Boumarang at $1.00 per share. No similar transaction occurred during the nine months ended September 30, 2025.
Another decrease in Other income was a $187 thousand gain recorded during the nine months ended September 30, 2024 from a settlement of a mobile hardware bill. The Company negotiated for a lower payment in the settlement resulting in the gain during the nine months ended September 30, 2024. There was no such gain during the nine months ended September 30, 2025.
Other expense

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Other expense	$(1,022)	$(1,533,702)	$1,532,680	(99.93)%
Other expense decreased by $1.53 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was due to the Company incurring $1.17 million during the nine months ended September 30, 2024 due to the Company entering into a Termination and Release Agreement under which the transaction entered into between the Company and a certain institutional investor that terminated the remaining 133,334 stock purchase warrants (in Warrant B) and 106,667 stock purchase warrants (in Warrant C) previously issued to this investor. In consideration of the termination, the Company made a $1,650,000 payment to the institutional investor. In addition, the Company recorded a $360 thousand inducement expense during the nine months ended September 30, 2024 as a result of the Company entering into a securities purchase agreement on September 10, 2024 with DQI as an inducement to a previously executed securities purchase agreement dated July 13, 2024 between the Company and DQI. The Company incurred $1 thousand and $6 thousand in unrealized loss on foreign currency translation expense for the nine months ended September 30, 2025 and 2024, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries.
Liquidity and Capital Resources
As of September 30, 2025, the Company had approximately $5.37 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the nine months ended September 30, 2025 of $5.78 million, Net operating cash outflows of $4.01 million for the same period, and an accumulated deficit of $67.24 million as of September 30, 2025. The Company believes that it has sufficient cash to meet its requirements, and believes it will not need to raise capital from equity and/or debt financings within the next 12 months in order to fund its operations.
Under its Equity Distribution Agreement with Maxim, the Company was able to offer and sell, from time to time, through Maxim, as sales agent or principal, up to $6,196,000 worth of its shares of Common Stock. As of September 30, 2025, the Company had sold 1,465,084 shares of Class A Common Stock for net proceeds of $5,196,979, net of $160,732 in raise fees. As of the date of this report, the Company has sold a total of 1,713,543 shares of Class A Common Stock for net proceeds of $6,010,116, net of $185,880 in raise fees. As such, as of the date of this report, the Company has all but $930.88 of the maximum amount of capital available to it under the Equity Distribution Agreement.
On July 1, 2025, the Company entered into a Note Purchase Agreement with Streeterville Capital LLC, pursuant to which the Company issued a Secured Promissory Note to the investor in the principal amount of $2.21 million. The note carried an original issue discount of $200 thousand and $10 thousand for legal fees incurred in connection with the purchase and sale of the note. The note accrued interest at nine percent (9%) per annum and was due and payable on November 1, 2026. On October 1, 2025 the Company repaid the secured promissory note in full totaling $2,261,413, including $51,413 of total interest expense.
Subsequent to September 30, 2025, on October 31, 2025, the Company entered into a Warrant Exercise and Exchange Inducement Agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) all of the warrants issued to the institutional investor on September 3, 2024, which are exercisable for 413,696 shares of the Company’s common stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which are exercisable for 621,303 shares of common stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 6, 2024, which are exercisable for 648,148 shares of common stock (with a current exercise price of $8.10 per share) (the “December 2024 Warrants”) for New Warrants. As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $4.20 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq Stock Market prior to the execution of the WEEA; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of common stock (equal to 180% of the shares of common stock issued in connection with the Exercise) comprised of (a) “Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's common stock and “Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's common stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”); and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of common stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share. The WEEA closed on November 3, 2025 resulting in the Company receiving net proceeds of $4,022,706 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants and is net of fees totaling $324,290.
Additionally, on February 20, 2025, the Company executed a Master Technology Service Agreement ("MTSA") (effective January 1, 2025) with QID Technologies LLC (“QID”) to provide technical services as agreed from time to time and documented by statements of work. The MTSA provided for an initial minimum payment of $100,000 per calendar month, with the budgeted payment thereafter not to exceed $300,000 per month without mutual agreement. On January 1, 2025, pursuant and adhering to the Master Technology Services Agreement terms and conditions, a Statement of Work was executed, pursuant to which the Company will provide certain product development and product operations and commercial business development and related services on behalf of QID. Reaching the maximum monthly revenue of $300,000 would require QID ramping up its customer-facing activities, a process that is not controlled by the Company. At this time, the ramp-up process has taken longer than anticipated, and despite assurances by QID’s majority owner as to their ongoing commitment to the enterprise, there is no certainty as to the speed at which the services will be delivered and consequently the billing levels in a given month.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss for the nine months ended September 30, 2025 of $5.78 million, net operating cash outflows of $4.01 million for the same period, and an accumulated deficit of $67.24 million as of September 30, 2025.
The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and due to the capital raises under the Equity Distribution Agreement that resulted in gross proceeds of $5.36 million and the Warrant Exercise and Exchange Inducement Agreement that resulted in $4.35 million in gross proceeds, we believe that our business has sufficient liquidity to fund planned operations for twelve months following the issuance of these unaudited condensed consolidated financial statements. See Note 13 of the Notes to the unaudited Condensed Consolidated Financial Statements under Item 1 of this report for full details on the capital raises under the Equity Distribution Agreement and Warrant Exercise and Exchange Inducement Agreement.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net cash flows from operating activities	$(4,014,699)	$(6,183,158)
Net cash flows from investing activities	$(664,521)	$(686,706)
Net cash flows from financing activities	$7,323,082	$4,374,923
Operating Activities
Net cash flows used in operating activities decreased by 35.07% from $6.18 million during the nine months ended September 30, 2024, compared to $4.01 million during the nine months ended September 30, 2025. Of the $5.78 million net loss for the nine months ended September 30, 2025, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $4.01 million cash used for operating activities for the nine months ended September 30, 2025.
Those adjustments included the add back of $600 thousand related to stock-based compensation. There was a $356 thousand decrease in stock-based compensation during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Another add back of $900 thousand is included for note receivable payments received from a license agreement with QID entered into on November 12, 2024. Additionally, there is an add back of $567 thousand for non-cash depreciation and amortization, $192 thousand in deferred revenue primarily related to QID revenue billed during the nine months ended September 30, 2025 that will be recognized by the end of the current year, $130 thousand for prepaid expenses, $174 thousand from the increase in accruals, as well as, $103 thousand in non-cash lease expense.
The add backs were offset by reductions in certain cash and noncash adjustments including $999 thousand for cash received on accounts receivable, including related party receivable, and $101 thousand from operating lease liabilities.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $665 thousand, compared to net cash of $687 thousand used in the nine months ended September 30, 2024. Cash used in investing activities during the nine months ended September 30, 2025 related primarily to continued investments in technologies intended to be capitalized and monetized over time, as well as, an increase in purchases of equipment used during the nine months ended September 30, 2025.
Financing Activities
During the nine months ended September 30, 2025, Net cash flows from financing activities was $7.32 million, compared to Net cash flows from financing activities of $4.37 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company raised $3.21 million in net proceeds from a securities purchase agreement with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants and $5.20 million in net proceeds under the Equity Distribution Agreement. Furthermore, on July 1, 2025, the Company entered into a Note Purchase Agreement pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The note carries an original issue discount of $200 thousand and $10 thousand for legal fees incurred in connection with the purchase and sale of the note.

In addition, On January 10, 2025, the Company repaid the Sentilink secured promissory note payable in full including the principal balance of $3.00 million and interest of $69 thousand.

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
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor this issue.
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
Management identified a material weaknesses in internal control related to proper design and implementation of controls over management’s review of the Company’s accounting for and recording of complex equity transactions in our Quarterly Report for the nine months ended September 30, 2024, filed with the SEC on November 15, 2024. The implemented and enhanced controls for remediation have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of the date of this report. As a result, management concluded that the Company has not maintained effective internal controls over financial reporting as of September 30, 2025.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2025, the Company made the following sales of securities in transactions not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

5(a):

None.

5(b):

None.

5(c):

Insider Trading Arrangements

During the nine months ended September 30, 2025 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

4.9	Prepaid Warrant issued by Boumarang Inc. to the Company (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

4.10	Form of Pre-Funded Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.11	Form of Private Placement Warrant Dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on September 13, 2024).

4.12	Form of New Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.13	Form of Common Stock Purchase Warrant dated September 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.15	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.16	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.17	Form of Pre-Funded Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.18	Form of Series A Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.19	Form of Series B Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).
4.20	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2025)

4.21	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2025)
10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.41
Channel Partnership Agreement effective as of April 17, 2025 by and between Trust Stamp Malta Limited and CyberFish (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.42
Form of Warrant Exercise and Exchange Agreement, dated October 31, 2025 by and between T Stamp Inc. and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2025)

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
Date: November 14, 2025

/s/ Lance Wilson
Lance Wilson, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: November 14, 2025

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: November 14, 2025

/s/ William McClintock
William McClintock, Director
Date: November 14, 2025

/s/ Charles Potts
Charles Potts, Director
Date: November 14, 2025

/s/ Kristin Stafford
Kristin Stafford, Director
Date: November 14, 2025

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: November 14, 2025

/s/ Andrew Scott Francis
Andrew Scott Francis, Director
Date: November 14, 2025