Form 10-K
period 2025-12-31
T Stamp Inc
filed 2026-03-31
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s Class A Common Stock was last sold on the NASDAQ Stock Exchange on such date was $5,164,124 (2,017,236 at a closing price per share of $2.56 on June 30, 2025). As of March 30, 2026, there were 5,285,008 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

Documents Incorporated by Reference
None

Auditor Name:	Auditor Location:	Auditor Firm ID:
CBIZ CPAs P.C.	Marlton, New Jersey	199

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
Over the last year, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. This process has included:
•Reducing the size of the non-production-focused executive and consulting teams to reduce overhead and releasing sales staff that did not meet their targets
•Adding senior business development advisors in Ghana, Nigeria, Kenya and Malta primarily compensated based on revenue received
•Developing joint ventures with proven industry partners with access to target markets
•Increasing focus on the cryptocurrency market (especially Stablecoins) and developing products designed to meet specific needs and opportunities in that sector
•Updating services offered via the Orchestration Layer platform in response to market feedback
•Expanding our IP portfolio to strengthen our existing position related to presentation attack detection and tokenization and include implementations such as:
i.Embedded ownership verification for cryptographic assets, a technology that we believe to have significant potential with the expansion in the ownership of crypto-assets including potential deregulation (or loosening or clarification of regulation) in the United States together with the global growth of stable coins including Central Government Digital Currencies.
ii.StableKey (or “Stable IT2”) which is a revolutionary technology that generates a “key” directly from the biometric of the user which key has a mathematical correlation to all of the user's passwords, PINS, and other “secrets” for every account and use case meaning that those secrets never need to be stored in their entirety.
•Strengthening our international 3rd party cybersecurity and data handling certifications including NCSC Cyber Essentials Plus, certified by The IASME Consortium Ltd, SOC2 certification, and D-Seal approval (the world’s first certification that includes not just data and AI model security but also the ethical and responsible use of data).
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
•Establishing go-to-market partnerships in Nigeria and Ghana
•Participation in the Trust Valley program in the Geneva region of Switzerland
•Participation in the Founders Arena wealth management program
Markets
Trust Stamp has evaluated the market potential for its services across several verticals. (Note - none of the reports, articles, and/or data sources referenced below were commissioned by the Company, and none of them are incorporated by reference).
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
•In 2024, global losses from payment card fraud alone reached approximately $33.8 billion, according to the Nilson Report, surpassing the previous year’s figures and driven by escalating card‑not‑present and e‑commerce fraud. In the broader digital payments sphere, including ACH, digital wallets, BNPL, and e‑commerce, the Merchant Risk Council estimates merchants lose about 3.2 % of annual e‑commerce revenue to fraud, while Juniper Research forecasts online payment fraud losses totaling $362 billion globally by 2028, encompassing all payment channels. Furthermore, McKinsey projects $400 billion in cumulative card fraud losses over the next ten years, with authorized push payment fraud growing at an 11 % CAGR through 2027. Taken together, these figures underscore a mounting global financial liability from payment fraud that is poised to climb steadily unless countered by effective prevention strategies.
In March 2026, we announced the completion of two strategic transactions intended to expand our capabilities in cybersecurity, risk, compliance, and related trust and security solutions. Effective February 26, 2026, we acquired 100% of the outstanding share capital of Lexverify Ltd, and effective March 9, 2026, we subscribed for a 50% ownership interest in Cyberfish CyberPsychology Solutions Ltd.

We believe these transactions strengthen our position in the data security and fraud market by adding complementary technologies and domain expertise. Lexverify brings experience in risk, compliance, and privacy-related solutions, including applications involving large language models, while Cyberfish contributes expertise in crisis simulation and business disruption scenario training. We believe the combination of these capabilities with our existing AI-powered trust, identity, and security solutions may create opportunities for product development, enhanced client offerings, and cross-selling across industries with significant security, compliance, and operational resilience needs.

Both Lexverify and Cyberfish participated in accelerator programs associated with the UK National Cyber Security Centre, and we believe these relationships reflect the relevance of their technologies to cybersecurity resilience. We also expect these transactions to enhance our leadership resources and support our broader strategic growth initiatives.

Financial and Societal Inclusion
•According to the “Global Findex Database 2021,” published by the World Bank, 1.4 billion people were unbanked as of 2021.
•131 million small and medium-sized enterprises in emerging markets lack access to finance, limiting their ability to grow and thrive (UNSGSA Financial Inclusion Webpage, Accessed March 2023).
•The global market for Microfinance is estimated at $250.4 billion in the year 2024, and is projected to reach $506 billion by 2030 according to the 2025 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc. To accelerate our work in this market, the Company joined the Mastercard Lighthouse MASSIV program in Spring 2025 designed to empower sustainability and social impact through strategic partnerships aiming to assist participants to scale on a global level.
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
•In December 2024, we announced a go-to-market agreement with a leading provider of software solutions to the U.S. Federal Government. Based on the priorities of the current administration and express funding provision in the 2026 appropriations bill, the Company and its partner are actively communicating with the government on opportunities to implement the Company’s technology for identified and funded needs but no substantive progress is anticipated until there is an approved appropriations bill for the Department of Homeland Security.
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
The Company announced a biometrically secured proprietary non-custodial software wallet in December 2025 which will be able to function as both a wallet directly managing access credentials for digital assets and as a “wallet of wallets”. The wallet will be offered directly to end-users and financial institutions. At the end of December 2025, our R&D team delivered an Minimum Viable Product ("MVP") of our Stablecoin-focused Wallet of Wallets (“WoWTM”) and we signed an LOI with a fellow Nasdaq company for a first deployment. During January 2026, our Director of Innovation relocated to Switzerland to participate in the Trust Valley program and identify opportunities in Switzerland for our StableKey technology and WoW. Final design of the WoW wallet awaits clarity regarding the in-flux legislation related to the ability of stablecoins to pay interest or similar returns. While our WoW product has not yet been taken to market, it offers advanced capabilities and utilizes proven proprietary technologies. Therefore, we believe that if we establish product-market fit, the economic potential could be substantial.

Healthcare Technology

We believe the healthcare sector represents a significant opportunity for the application of our identity authentication and privacy protection technologies. Healthcare providers, pharmacies, and related service organizations increasingly require secure, privacy-conscious methods to verify identity, protect sensitive personal information, and support digital workflows across patient onboarding, records access, and service delivery.

We have for several years recognized the potential of our technology in healthcare-related use cases, and during 2025 we advanced these efforts from exploration toward commercial implementation. We currently have a revenue generating commercial implementation with a Malta-based company that also operates in Dubai. In addition, we are in advanced negotiations to deploy our technology for an international pharmacy and primary care group in the European Union and MENA region and are in discussions with a well established EU hospital group regarding a tele-medicine partnership in Africa.
We believe our capabilities are well suited to healthcare environments, where organizations must balance security, regulatory compliance, user accessibility, and protection of highly sensitive data. Our technology may help healthcare-sector customers enhance trust in digital interactions while reducing the need to expose or retain unnecessary personal information. While our healthcare initiatives are still developing, we believe this sector may become an increasingly important component of our commercial growth strategy.
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
Globally, 850 million people did not have identity documents in 2023, with 542 million pe in Africa. Of that 542 million, 95 million are children who have never had their birth recorded, and 120 million are children without a birth certificate. The single initiative of implementing universal tokenized identity in African countries has the potential to significantly boost the implementing countries' economies. According to the United Nations Economic Commission for Africa (UNECA), countries adopting digital ID programs could unlock economic value equivalent to 3% and 13% of their GDP by 2030.
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
Trust Stamp participated in financial inclusion projects in Africa for a number of years through Mastercard’s previous implementation of our technology and we established a regional R&D center in Rwanda in 2021 to focus on ensuring equity in the development and implementation of biometric technology in Africa. In 2023 we started direct outreach to African countries and we are in serious and extended dialogue with four countries as well as our work with Africa’s largest provider of mobile telecommunications services.

With the assistance of the Mastercard Lighthouse MASSIV program, we intend to build upon this work to maximize the opportunities to meet the critical need for secure identity programs for both governments and NGOs and have established go-to-market focused agreements with partners in Nigeria and Ghana.
Our multi-year investment in the African market has progressed from market cultivation to revenue generation. In January 2026, we received our first purchase order for the use of our Irreversibly Transformed Identity Token (“IT2”) from an African telecommunications company situated across a dozen African and Middle Eastern markets and serving hundreds of millions of subscribers. The initial purchase order is for the IT2 in a specific market but based upon our customer’s communications, we anticipate both the geographic scope and product range expanding in 2026. We are also in discussion with another major telecoms provider in Africa for similar services and are making progress towards an agreement. Based on these two engagements and market discovery, we will be actively pursuing similar telecoms opportunities in other African countries and elsewhere.
In parallel, our first African nation-state project continues to progress albeit at a slower pace than we would hope. We anticipate announcing specific revenue commitments in the third quarter of 2026.
During January 2026, at their request, we worked with the office of the Vice President of Nigeria and various federal and local government ministries to arrange for a Trust Stamp team to visit Nigeria for two weeks during February 2026 to identify areas of government operations where our technology can be implemented. We believe the visit was very successful in building potential partnerships at a Federal and Regional level in Nigeria, and significant PR regarding this potential was generated by the Nigerian government and published online. Individual project discussions are now ongoing between our Company and the various federal and local government ministries that we met with on this trip.
United Kingdom
With our growing team in the UK, we have started to identify banking sector opportunities there and will be pursuing those opportunities going forward. We are also engaging with the fast accelerating UK age-verification market that is (largely unsuccessfully) seeking to comply with new government mandates. To this end, on March 9, 2026, the Company (through its wholly-owned subsidiary, Trust Stamp Malta Limited) agreed to subscribe for fifty percent (50%) of the authorized share capital of CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales that is a graduate of the UK National Cybersecurity Center’s startup program (“CyberFish”). On the same date, the Company (through Trust Stamp Malta Limited) entered into a Consulting Agreement with CyberFish. Under the Consulting Agreement, CyberFish agreed to provide consulting services relating to market development in the United Kingdom, including market entry and expansion strategy, business development, partnership identification, and related services.
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

The Lexverify acquisition immediately added capability for LLM-powered compliance monitoring of communications and documents, and the Cyberfish investment provides us with risk-scenario products that we regard as having significant and immediate potential for our existing customer base and others. Together, the two transactions provide us with the expertise to build unique scenarios to train LLM, together with other LLM based products that will be announced during 2026.
Products Under Development
We have continued rapid investment in the development of technologies to rebut the growing dangers of AI-powered attacks. We are currently in production-testing of new tools to combat both Injection and Generative Adversarial Network Attacks and we plan to submit our newest innovations for third-party certification in Q2 2026. We believe that this sustained investment in intellectual property differentiates us from many larger competitors that are farming legacy technology
Distribution
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
In general, we compete for customer budgets with any company in the identity authentication industry. Major competitors in this space include companies such as NEXT Biometrics, IDEMIA, Synaptics, Cognitec, Innovatrics, Suprema, FaceTec, Rank One Computing, Acuant, Jumio, Onfido, Ping, and Mitek. However, we believe that, due to the uniqueness of our technology solution, the Company does not currently have any direct competitors for the core IT2 solutions upon which the growth in our business plan is focused.

We believe that given sufficient time and resources, we can augment any biometric modalities including face, hand, iris, voice, gait, and behavior, together with any other identifying data which places us in a unique position versus providers of biometric services.
We are unaware of any other provider being able to offer or support a proliferation of tokenized authentication modalities in this fashion, and therefore we believe there are no other companies that directly compete with us in this space. If our go-to-market strategy is successful, biometric service providers can be channel distributors, and not necessarily competitors.
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
Human Capital
Given the geographic diversity of its team, and to facilitate cost-effective administration, Trust Stamp secures the services of its permanent team members through a variety of administrative structures that include wholly owned subsidiaries, professional employer organizations, and consulting contracts. Over 2024 and 2025, our team size was rationalized to maximize the impact of investable dollars. As of December 31, 2025, the Company had 4 full-time and 1 part-time team members that work out of the United States, 24 full-time members that work out of Malta, 13 full-time team members in Poland and Central Europe, 2 full-time and 1 part-time team members in the United Kingdom, 14 full-time team members and 1 part-time team members working in the Philippines, 12 full-time team members working in Rwanda, 2 full-time team members in Denmark, and 1 full-time team member working in India. In addition, our permanent team is augmented by long-term contractors and as needed by contract development and other staff on a short-term basis.
Outsourcing
We design and develop our own products. We use an outsourcing company, 10Clouds, for additional development staff as needed. 10Clouds is considered a related party. 10Clouds is considered a related party due to being the Company's third party contractor for software development and investor in the Company. In addition, we also utilize SourceFit, a company in the Philippines, for PEO services, representing approximately 3% of our operating expenses during the year ended December 31, 2025. Amazon Web Services provides cloud hosting and processing services, representing approximately 10% of our operating expenses during the year ended December 31, 2025.
Key Customers
The Company’s initial business consisted of developing proprietary privacy-first identity solutions and implementing them through custom applications built and maintained for a few key customers. In the fourth quarter of 2022, the Company added to its product offerings a modular SaaS model intended for low-code or no-code implementation (“the Orchestration Layer”). The Orchestration Layer has been successful in attracting interested customers with over one hundred (100) financial institutions onboarded as of the date of this report, but those institutions have been slow to go into full production which has impacted revenue expectations. An analysis of the slow adoption revealed that many of the institutions would need some level of customization, and in the fourth quarter of 2024 and the first quarter of 2025, the Company invested in the modification of the modules to meet the broader range of needs and preferences identified by the enrolled institutions. The Company is now seeing a growth in transaction volumes and is focused on maintaining and accelerating that growth.

Historically, the Company generated most of its income through two long-term partnerships, comprising a relationship with an S&P 500 bank and a relationship with Mastercard International (“Mastercard”) with the Mastercard partnership diminishing in significance over and post 2024 as Mastercard’s market focus changed.

Effective July 1, 2025, the Company's agreement with the S&P 500 bank was extended to May 31, 2031, subject to either party having the right to terminate for cause and a right for the customer to cancel for convenience on giving 6 months' notice.
Under the terms of the extension, the Company receives a guaranteed minimum income stream for services, together with hosting and other fees and reimbursement of expenses incurred, which are subject to agreed markups of 10% or 20%. Minimum billing for services in the 1st year of the renewal is set at $154,000 per month with annual CPI-related increases. Under the arrangement, total minimum monthly billings will exceed $215,000 per month, subject also to CPI-related increases. The difference between both figures is the inclusion of third-party vendor fees billed to the customer. Based on the strength of the relationship and current and anticipated service needs, the Company anticipates actual billings exceeding contractual minimums.

In March 2019, the Company entered into a technology services agreement with Mastercard International (the "TSA”). Under the TSA, IT2 technology was being implemented by Mastercard for Humanitarian & Development purposes as an element of its Community Pass and Inclusive Identity offerings in developing economies. Based on a changing market focus by Mastercard, effective December 31, 2024, the limited exclusivity for development-related purposes granted to Mastercard expired and the software schedule and associated services terminated on February 6, 2026. The expiry permitted the Company to commence working directly with governments in developing countries and also engage with international NGO that had previously worked with Mastercard.
In 2022, the Company expanded its key customer base to include an investment from and a relationship with FIS, a relationship-focused upon the implementation of our Orchestration Layer in FIS’ Global KYC product offering.

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
As of December 31, 2025, 97 financial institutions, representing over $350 billion in aggregate assets, had been onboarded through FIS. As of the same date, 110 customers (including both FIS and non-FIS customers) had been onboarded to the Orchestration Layer, including those that have fully implemented the platform and those currently undergoing implementation.
The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $576 thousand of revenue for the Company to date, including $151 thousand during the year ended December 31, 2025.
Overall Orchestration Layer transaction volumes increased by approximately 20% over 2025 with a circa 200% increase in FIS-related transactions, but the rate of implementation and transaction volumes are far lower than we consider satisfactory and the channel structure in place does not provide us with adequate opportunities to work with the individual institutions and accelerate implementation. To address this we have budgeted for additional sales support staff and for participation in industry events where we can directly engage with the enrolled institutions. We will be carefully monitoring and reporting on progress throughout 2026.
On February 20, 2025, the Company executed a Master Technology Service Agreement ("MTSA") (effective January 1, 2025) with QID Technologies LLC (“QID”) to provide technical services as agreed from time to time and documented by statements of work. The MTSA provided for an initial minimum payment of $100,000 per calendar month, with the budgeted payment thereafter not to exceed $300,000 per month without mutual agreement. The MTSA will remain in effect for one year and will be renewed automatically for successive one-year periods, until it is terminated. Either Party may terminate for convenience by giving notice of non-renewal no less than 90 days’ before the expiry of each one-year term. The Company owns a 10% equity interest in QID but is not involved in its management. Reaching the maximum monthly revenue of $300,000 would require QID ramping up its customer-facing activities, a process that is not controlled by the Company. QID is currently a finalist in an RFP for a major project that would utilize our technology, but at this time, the ramp-up process has taken longer than anticipated, and despite assurances by QID’s majority owner as to their ongoing commitment to the enterprise, there is no certainty as to the speed at which the services will be delivered and consequently the billing levels in a given month.
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
•ePrivacy Directive
•The California Privacy Rights Act (CPRA)
•The California Consumer Privacy Act (CCPA)
•Biometric Information Privacy Act (BIPA)
•Act on the Protection of Personal Information (APPI)
•United Kingdom General Data Protection Regulation (UK GDPR)
•Artificial Intelligence Act (EU AI Act)
•Nigeria Data Protection Act 2023
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

EU AI Act
The EU AI Act establishes a unified regulatory framework for the deployment and use of AI across member states of the EU, including standardized rules for bringing AI systems to market. It adopts a risk-based approach, classifying AI systems by their potential impact and imposing corresponding obligations, including bans on harmful uses, strict requirements for high-risk systems, and transparency obligations for potentially misleading applications.
The EU AI Act is designed to be adaptable to future AI developments and places a strong emphasis on ethical considerations. It also distinguishes between single-purpose AI systems and general-purpose AI models, recognizing that the latter may pose broader systemic risks. As a result, general-purpose AI is subject to additional rules on market entry, governance, and oversight to ensure accountability and maintain public trust.

Nigeria Data Protection Act of 2023
The Nigeria Data Protection Act of 2023 has been enacted to safeguard the fundamental rights and freedoms, and the interests of data subjects, as guaranteed under the Constitution of the Federal Republic of Nigeria. Among other things, the objectives of this act include: the protection of personal information; establishment the Nigeria Data Protection Commission for the regulation of the processing of personal information; promotion of data processing practices that safeguard the security of personal data and privacy of data subjects; protection of data subjects' rights, and provision of means of recourse and remedies, in the event of the breach of the data subjects' rights; and strengthening the legal foundations of the national digital economy and guarantee the participation of Nigeria in the regional and global economies.
Intellectual Property
Patents
A summary of the Company’s issued patents and pending patent applications on March 31, 2026 is provided in the table below.

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
306057-401083	24863768.8 EP	03/05/2026 N/A	MULTI-FACTOR AUTHENTICATION USING TAMPER-RESISTANT BAND AND BIOMETRIC DATA	National Stage of PCT/US2024/045801	PENDING

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
306057-401082	63/977,538 N/A	02/06/2026 N/A	IRREVERSIBLE BIOMETRIC TOKENIZATION FOR PRIVACY-PRESERVING IDENTIFICATION SYSTEMS AND METHODS	-	PENDING Non-Provisional Conversion Deadline: 02/06/2027
306057-401038	18/828,671 N/A	09/09/2024 N/A	MULTI-FACTOR AUTHENTICATION USING TAMPER-RESISTANT BAND AND BIOMETRIC DATA	Continuation of PCT/US2024/045801; 63/581,409	PENDING Issue Fee Payment Due: 06/18/2026
306057-401028	17/849,196 N/A	06/24/2022 N/A	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	16/855,606	PENDING Response to Non-Final Office Action due: 04/08/2026 (extendible through 07/08/2026)
306057-401032	18/164,090 N/A	02/03/2023 N/A	METAPRESENCE SYSTEMS AND PROCESSES FOR USING SAME	63/327,821	PENDING Response to Non-Final Office Action filed: 01/15/2026
306057-401060	18/831,645 N/A	06/23/2025 N/A	SYSTEMS AND METHODS FOR DETECTING INJECTION ATTACKS IN REMOTE IDENTITY PROOFING	63/662,575	PENDING Response to Notice to File Corrected Application Papers filed: 10/28/2025
306057-401077	19/434,528 N/A	12/29/2025 N/A	SYSTEMS AND PROCESSES FOR MULTIFACTOR AUTHENTICATION AND IDENTIFICATION	Divisional of 18/145,470	PENDING Awaiting Examination
306057-401061	19/268,664 N/A	07/14/2025 N/A	SYSTEMS, METHODS, AND PROTOCOLS FOR ZERO KNOWLEDGE PROOF USER AUTHENTICATION	63/670,476	PENDING Awaiting Examination
306057-401056	19/195,751 N/A	05/01/2025 N/A	INTEROPERABLE BIOMETRIC REPRESENTATION	Continuation of 17/725,978	PENDING Awaiting Examination
306057-401041	18/987,822 N/A	12/19/2024 N/A	SYSTEMS AND PROCESSES FOR DIGITAL IDENTITY AUTHENTICATION VIA LOSSLESS FUZZY EXTRACTORS	63/611,799; 63/562,521	PENDING Awaiting Examination
306057-401039	18/808,852 N/A	08/19/2024 N/A	SEMI-SUPERVISED OR UNSUPERVISED SYSTEMS AND METHODS FOR BIOMETRIC PERSON RECOGNITION	63/520,388	PENDING Awaiting Examination

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
306057-401005	16/406,978 11,496,315	05/08/2019 11/08/2022	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	62/668,610	ISSUED 1st Maintenance Fee due: 05/08/2026
306057-401029	17/966,355 11,681,787	10/14/2022 06/20/2023	OWNERSHIP VALIDATION FOR CRYPTOGRAPHIC ASSET CONTRACTS USING IRREVERSIBLY TRANSFORMED IDENTITY TOKENS	63/256,347	ISSUED 1st Maintenance Fee due: 12/21/2026
306057-401015	17/109,693 11,711,216	12/02/2020 07/25/2023	SYSTEMS AND METHODS FOR PRIVACY-SECURED BIOMETRIC IDENTIFICATION AND VERIFICATION	62/942,311	ISSUED 1st Maintenance Fee due: 01/25/2027
306057-401020	17/401,508 11,729,158	08/13/2021 08/15/2023	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 1st Maintenance Fee due: 02/15/2027
306057-401027	17/702,366 11,741,263	03/23/2022 08/29/2023	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 1st Maintenance Fee due: 02/28/2027
306057-401026	17/702,361 11,861,043	03/23/2022 01/02/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 1st Maintenance Fee due: 07/02/2027
306057-401025	17/702,355 11,886,618	03/23/2022 01/30/2024	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	16/841,269	ISSUED 1st Maintenance Fee due: 07/30/2027
306057-401030	17/956,190 11,936,790	09/29/2022 03/19/2024	SYSTEMS AND METHODS FOR ENHANCED HASH TRANSFORMS	Continuation of 16/406,978	ISSUED 1st Maintenance Fee due: 09/19/2027
306057-401017	17/324,544 11,967,173	05/19/2021 04/23/2024	FACE COVER-COMPATIBLE BIOMETRICS AND PROCESSES FOR GENERATING AND USING SAME	63/027,072	ISSUED 1st Maintenance Fee due: 10/23/2027
306057-401002	15/782,940 10,635,894	10/13/2017 04/28/2020	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	62/407,717; 62/407,852; 62/407,693	ISSUED 2nd Maintenance Fee due: 10/28/2027
306057-401019	17/401,504 11,972,637	08/13/2021 04/30/2024	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 1st Maintenance Fee due: 10/30/2027

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
306057-401022	17/719,975 12,079,371	04/13/2022 09/03/2024	PERSONALLY IDENTIFIABLE INFORMATION ENCODER	63/174,405	ISSUED 1st Maintenance Fee due: 03/03/2028
306057-401003	15/342,994 10,924,473	11/03/2016 02/16/2021	TRUST STAMP	62/253,538	ISSUED 2nd Maintenance Fee due: 08/16/2028
306057-401023	17/725,978 12,315,294	04/21/2022 05/27/2025	INTEROPERABLE BIOMETRIC REPRESENTATION	63/177,494	ISSUED 1st Maintenance Fee due: 11/27/2028
306057-401031	18/063,372 12,353,530	12/08/2022 07/08/2025	SHAPE OVERLAY FOR PROOF OF LIVENESS	63/287,276	ISSUED 1st Maintenance Fee due: 01/08/2029
306057-401004	15/955,270 11,095,631	04/17/2018 08/17/2021	SYSTEMS AND METHODS FOR IDENTITY VERIFICATION VIA THIRD PARTY ACCOUNTS	62/486,210	ISSUED 2nd Maintenance Fee due: 02/17/2029
306057-401007	16/403,106 11,093,771	05/03/2019 08/17/2021	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED, BIOMETRIC-BASED ENCRYPTION	62/667,133	ISSUED 2nd Maintenance Fee due: 02/17/2029
306057-401021	18/145,470 12,513,160	12/22/2022 12/30/2025	SYSTEMS AND PROCESSES FOR MULTIFACTOR AUTHENTICATION AND IDENTIFICATION	Continuation-in-Part of 17/230,684	ISSUED 1st Maintenance Fee due: 07/02/2029
306057-401010	16/855,580 11,244,152	04/22/2020 02/08/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 08/08/2029
306057-401009	16/855,576 11,263,439	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 09/01/2029
306057-401011	16/855,588 11,263,440	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 09/01/2029
306057-401012	16/855,594 11,263,441	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 09/01/2029

Matter No.	Application/ Patent No.	Filing/ Issue Date	Title	Priority Information	Status
306057-401013	16/855,598 11,263,442	04/22/2020 03/01/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 09/01/2029
306057-401006	16/403,093 11,288,530	05/03/2019 03/29/2022	SYSTEMS AND METHODS FOR LIVENESS-VERIFIED IDENTITY AUTHENTICATION	62/667,130	ISSUED 2nd Maintenance Fee due: 09/29/2029
306057-401008	16/841,269 11,301,586	04/06/2020 04/12/2022	SYSTEMS AND PROCESSES FOR LOSSY BIOMETRIC REPRESENTATIONS	62/829,825	ISSUED 2nd Maintenance Fee due: 10/12/2029
306057-401014	16/855,606 11,373,449	04/22/2020 06/28/2022	SYSTEMS AND METHODS FOR PASSIVE-SUBJECT LIVENESS VERIFICATION IN DIGITAL MEDIA	15/782,940	ISSUED 2nd Maintenance Fee due: 12/28/2029
Trademarks
The following is a summary of Trust Stamp’s issued and pending Trademarks as of March 31, 2026.

Serial / Registration Number	Filing Date	Trademark	Country	Status
99/630,298	2/3/2026	WOW	US	PENDING
99/098,939	3/23/2025	STABLE KEY	US	PENDING Response to Office Action Due: 06/12/2026
99/052,989 N/A	2/24/2025	STABLE BIOMETRICS	US	PENDING Statement of use due: 08/24/2026
97/613,025 N/A	09/29/2022 N/A	ALTERNATIVES TO DETENTION	US	PENDING Statement of Use due: 04/17/2026
97/892,087 N/A	04/17/2023 N/A	TRUSTED CHAT	US	PENDING Statement of Use due: 04/17/2026
97/894,011 N/A	04/18/2023 N/A		US	PENDING Statement of Use due: 04/17/2026
88/256,534 6,103,860	01/10/2019 09/26/2019	IDENTITY LAKE	US	REGISTERED Section 8&15 Renewal due: 07/14/2026
88/708,795 6,252,645	11/27/2019 01/19/2021	MYHASH	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027

88/709,274 6,252,649	11/27/2019 01/19/2021	TRUSTED PRESENCE	US	REGISTERED Section 8&15 Renewal Due: 01/19/2027
90/041,950 6,494,610	07/08/2020 09/21/2021	TRUSTED PAYMENTS	US	REGISTERED Section 8 & 15 Renewal Due: 09/21/2027
87/411,586 5,329,048	04/14/2017 11/07/2017	TRUST STAMP	US	REGISTERED Section 8&15 Renewal due: 11/07/2027
88/674,108 6,775,329	10/30/2019 06/28/2022	TRUSTCARD	US	REGISTERED Section 8 & 15 Renewal Due: 06/28/2028
97/101,273 6,965,728	10/31/2021 01/24/2023	METAPRESENCE	US	REGISTERED Section 8&15 Renewal due: 01/24/2029
97/276,205 7,503,036	02/21/2022 09/10/2024	PRIVTECH CERTIFIED	US	REGISTERED Section 8&15 Renewal due: 09/10/2030
98/379,747 7,608,235	01/29/2024 12/17/2024	THE PRIVACY-FIRST IDENTITY COMPANY	US	REGISTERED Section 8&15 Renewal due: 12/17/2030
87/852,642 5,932,877	03/27/2018 12/10/2019	TRUSTED MAIL	US	REGISTERED Instructions to Abandon received 12/06/2025

The Company added 3 patents during the year ended December 31, 2025 increasing our total patents issued to 26 as of December 31, 2025. Patents issued during the year ended December 31, 2025 include:
•On May 27, 2025, the Company received Notice of Issuance for a patent that is a continuation of “Interoperable Biometric Representation.” This patent covers systems and methods for securely authenticating users by combining multiple authentication factors, including biometric and cryptographic techniques, to verify identity and enable secure access to digital services. The invention is designed to enhance the protection of sensitive authentication data while improving the reliability of identity verification.
•On July 8, 2025, the Company received Notice of Issuance for a patent that is a continuation of “Shape Overlay For Proof of Liveness.” This patent relates to systems and methods for generating and managing secure digital identity credentials using biometric and cryptographic techniques to authenticate individuals across digital platforms. The technology is designed to enable reliable identity verification while protecting sensitive personal data from unauthorized access or misuse.
•On December 30, 2025, the Company received Notice of Issuance for a patent entitled “Systems and Processes For Multifactor Authentication and Identification.” This patent relates to systems and methods for generating and managing privacy-preserving biometric identity tokens that enable individuals to be authenticated without exposing or storing the underlying biometric data. The technology is designed to support secure identity verification across digital systems while reducing the risk of misuse or compromise of sensitive personal information.

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
T Stamp Inc. Corporate Structure Chart as of March 30, 2026
Operational Subsidiaries
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
Lexverify Ltd. Trust Stamp completed the acquisition of 100% of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales, on February 27, 2026. Lexverify participated in the UK

National Cyber Security Center accelerator that is designed to identify and support technologies with significant potential to strengthen national and international cybersecurity resilience. Trust Stamp believes this acquisition provides new expertise in the training and use of large language models as well as providing an additional access point to the UK market for the Company.
Cyberfish CyberPsychology Solutions Ltd. Trust Stamp Malta limited acquired 50% of CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales, on March 9, 2026. Along with Trust Stamp and Lexverify, Cyberfish participated in the UK National Cyber Security Center accelerator. Trust Stamp director, Berta Pappenheim, will continue to serve as CEO of Cyberfish.
Non-Operational Subsidiaries
Stable Key, LLC. Trust Stamp established Stable Key, LLC as a North Carolina entity as of May 15, 2025, as a wholly owned subsidiary in Durham, North Carolina. Stable Key focuses on blockchain technology and cryptocurrency wallets as well as decentralized identity technology that are compliant with GENIUS Act and US and North Carolina banking regulations. In furtherance of that goal, Trust Stamp applied to the North Carolina Innovation Council to sandbox decentralized KYC, but was provided authorization to build this type of technology without a sandbox requirement. As of the date of this report, this entity has no operations.
Trust Stamp Nigeria Limited. Trust Stamp Malta Limited established Trust Stamp Nigeria Limited on January 31, 2024 as a wholly-owned subsidiary in Lagos, Nigeria. The establishment of the entity is aimed at exploring business opportunities and conducting operations in Nigeria. As of the date of this report, this entity has no operations.
Tstamp Incentive Holdings. On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
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
•We currently have two customers that account for substantially all of our revenues.
•We expect to raise additional capital through equity and/or debt offerings to support our working capital requirements and operating losses.
•Our auditor has included an “Emphasis of Matter Regarding Liquidity” note in its report on our consolidated financial statements for the year ended December 31, 2025. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
•As the vast majority of our revenue is US Dollar denominated and a significant percentage of our expenses are incurred in other currencies, we are subject to risks relating to foreign currency fluctuations.
Risks Related to Our Company
We have not yet generated profits. Our Company was incorporated under the laws of the State of Delaware on April 11, 2016, and we have not yet generated profits. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses and challenges faced as an emerging growth company.
We have historically operated at a loss, which has resulted in an accumulated deficit. For the fiscal year ended December 31, 2025, we incurred a net loss of $8.33 million, compared to a net loss of $12.54 million for the fiscal year ended December 31, 2024. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in our Class A Common Stock price.

Our consolidated financial statements for the fiscal year ended December 31, 2025 have been prepared on a going concern basis. We have not yet generated profits and have an accumulated deficit of $69.78 million as of December 31, 2025. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise additional funding through future financing efforts, we may not accurately anticipate how quickly we may use such funds and whether such funds would be sufficient to bring the business to profitability. The Company’s ability to continue as a going concern in the next twelve months following the date of the consolidated financial statements is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.
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
If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities. In the ordinary course of our business, we may collect and store sensitive data, including personally identifiable information (“PII”), that is owned or controlled by ourselves or our customers, and other parties. We communicate sensitive data electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, Trust Stamp therefore inherits responsibilities related to this data, exposing itself to potential threats. Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the resulting fallout stemming from these breaches can be costly, time-consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attack or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. Consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.
We are subject to substantial governmental regulations relating to our technology and will continue to be for the lifetime of our Company. By virtue of handling sensitive PII and biometric data, we are subject to numerous statutes related to data privacy and additional legislation and regulation should be anticipated in every jurisdiction in which we operate. Examples of federal (US) and European statutes we could be subject to are:
•Health Insurance Portability and Accountability Act (HIPAA)
•Health Information Technology for Economic and Clinical Health Act (HITECH)
•General Data Protection Regulation (GDPR)
•Artificial Intelligence Act (AI Act)
•UK General Data Protection Regulation (UK GDPR)
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
Further, various states, such as California, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenues and/or subject us to additional liabilities.
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
We anticipate sustaining operating losses for the foreseeable future. It is anticipated that we will sustain operating losses into 2026 as we continue with research and development, and strive to gain new customers for our technology and market share in our industry. Our ability to become profitable depends on our ability to expand our customer base, consisting of companies willing to license our technology. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements, and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.
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
We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us. The level of competition in the identity authentication industry is high, with multiple exceptionally large, well-capitalized competitors holding a majority share of the market. Currently, we are not aware of any direct competitors of the Company able to offer our main technological offerings. Nonetheless, many of the companies in the identity authentication market have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing, and other resources than we do. At any point, these companies may decide to devote their resources to creating a competing technology solution which will impact our ability to maintain or gain market share in this industry. Further, such companies will be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements, more quickly develop new products or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the identity management solutions industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the identity management solutions industry.
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
We currently have two customers that account for substantially all of our current revenues. During the Company’s technology stack development, we have focused on strong relationships with a number of significant partners and customers to guide the customer and product discovery process. As such, our historical financial results identify that for a number of years we generated substantially all of our revenue from those two customers.
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
Our future success is dependent on the continued service of our small management team. As of March 30, 2026, seven directors and four executive officers provide leadership to Trust Stamp. Two of the directors are also executive officers. Our success is dependent on their ability to manage all aspects of our business effectively. Because we are relying on our small management team, we lack certain business development resources that may hurt our ability to grow our business. Any loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers.

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
We are subject to risks related to foreign currency exchange rates. We operate on a global basis. We have operations (through our subsidiaries and/or directly) in many foreign countries and territories, including, but not limited to, United Kingdom, Poland, Rwanda, Denmark, and Malta. The translation from any currencies to United States Dollars for financial statement presentation resulted in a foreign currency loss of $2 thousand for the year ended December 31, 2025, and $5 thousand loss for the year ended December 31, 2024. Fluctuations in foreign currencies between the Company and its subsidiaries are recorded to Accumulated other comprehensive income on the balance sheet instead of Other expense as there is currently no intention to settle intercompany accounts in the foreseeable future. The translation from any currencies to United States Dollars for financial statement presentation resulted in Accumulated other comprehensive income of $11 thousand as of December 31, 2025, and $181 thousand as of December 31, 2024. Foreign currency translation losses, coupled with varying inflation rates across the countries we operate in, could have a material adverse effect on our business.
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

Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We review cybersecurity risk as part of our overall System and Organization Controls ("SOC 2") with a goal of ensuring that cybersecurity risk management remains a top priority in our business strategy and operations.
Our risk management strategy includes, among other elements:
•Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, or personnel.
•Assessment: We conduct risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
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
The Company did not have any material cybersecurity breaches during the year ended December 31, 2025.
Board of Director's Governance
The Board of Directors (the "Board") includes members with substantial cybersecurity expertise, ensuring informed oversight of cybersecurity risks. Documentation of the Board's involvement in cybersecurity oversight is maintained, highlighting the frequency and topics of discussions related to cybersecurity risks and incident response. The Board is updated on cybersecurity risks and incidents through established reporting mechanisms, ensuring they are well-informed to make strategic decisions regarding the Company's cybersecurity posture.
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
Item 2. Properties
The Company contracts for use of office space at 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305, United States of America, which serves as its corporate headquarters and primary operational hub. The Company also leases office space (through a subsidiary) in Malta, which primarily serves as a research and development space. The Company contracts for coworking arrangements in other office spaces (either directly or through its subsidiaries) in Denmark, Rwanda, and Japan to support its dispersed workforce. Minimum lease commitments related to these agreements are described in Note 13 to the consolidated financial statements provided under Item 8 of this report. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.
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
As of December 31, 2025 and 2024, our Class A Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol “IDAI”. Trust Stamp received approval from Nasdaq to have our Class A Common Stock listed on the Nasdaq Capital Market under the symbol “IDAI” with trading commencing on January 31, 2022.
Holders
As of March 30, 2026, there were approximately 2,713 registered holders of record of our Class A Common Stock and the last reported sale price of our Class A Common Stock on the Nasdaq was$2.32 per share on March 30, 2026.
The number of shares of our Class A Common Stock that are freely tradable as of March 30, 2026 was 5,005,243.
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
Securities Authorized for Issuance Under Equity Compensation Plans
On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution was effective February 13, 2025.
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
Recent Sales of Unregistered Securities:

Offering Type	Intermediary	Date Commenced	Number of shares issued *	Class of Securities	Proceeds Raised	Use of Proceeds	Date Closed (if Open, N/A)
2023 Section 4(a)(2)	Maxim Group LLC	04/14/2023	104,889	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (1)	Working Capital	04/14/2023
2023 Section 4(a)(2)	Maxim Group LLC	06/05/2023	85,314	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (2)	Working Capital	06/05/2023
2023 Section 4(a)(2)	Maxim Group LLC	12/21/2023	240,000	Warrants to Purchase Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (3)	Working Capital	12/21/2023
2024 Section 4(a)(2)	Maxim Group LLC	04/03/2024	373,334	33,333 shares of Class A Common Stock; and Warrants exercisable for 340,001 shares of Class A Common Stock (240,000 of which were subsequently cancelled and are no longer outstanding)	$1.94 million	N/A	04/03/2024
2024 Section 4(a)(2)	N/A	07/13/2024	306,514	Class A Common Stock	$2.00 million (in the form of three promissory notes)	N/A	07/13/2024
2024 Section 4(a)(2)	Maxim Group LLC	09/03/2024	190,987	Warrants exercisable for Class A Common Stock	$0 (issued as inducement for the registered portion of the transaction) (4)	N/A	09/03/2024
2024 Section 4(a)(2)	N/A	09/10/2024	250,930	Warrants exercisable for Class A Common Stock	$0 (non-cash consideration)	N/A	09/10/2024
2024 Section 4(a)(2)	N/A	10/28/2024	90,910	Shares of Class A Common Stock	$300 thousand	N/A	10/28/2024
2024 Section 4(a)(2)	Maxim Group LLC	12/06/2024	648,148	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (5)	N/A	12/06/2024
2025 Section 4(a)(2)	Maxim Group LLC	01/08/2025	621,303	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (6)	N/A	01/08/2025
2025 Section 4(a)(2)	Maxim Group LLC	10/31/2025	2,511,044	Warrants exercisable for Class A Common Stock	$0 (issued for no additional consideration in the Private Placement) (7)	N/A	01/08/2025
2026 Section 4(a)(2) and/or Regulation S	N/A	02/27/2026	157,508	Class A Common Stock	$0 (issued in exchange for 100% of Lexverify) (8)	N/A	02/27/2026

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
(4) On October 31, 2025, 95,494 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $4.8195 per warrant were repriced to $4.20 and exercised for total proceeds of $401,075. The warrants to purchase the remaining 95,493 shares of the Company’s Class A Common Stock for $4.8195 per warrant remain outstanding as of the date of this report.
(5) On October 31, 2025, the warrants to purchase the 370,370 and 277,778 shares of Class A Common Stock (for a total of 648,148 shares) were exchanged for new warrants.
(6) On October 31, 2025, 414,202 and 207,101 common stock purchase warrants to purchase shares of Class A Common Stock of the Company at a price of $8.45 per warrant were repriced to $4.20 and exercised for total proceeds of $1,739,648 and $869,824, respectively.
(7) The warrants to purchase the 1,301,945 and 1,209,099 shares of Class A Common Stock remain outstanding as of the date of this report.
(8) The aggregate purchase price for the acquisition of Lexverify Ltd. is payable entirely in shares of the Company’s Class A Common Stock, par value $0.01 per share, with the number of shares. The purchase price was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the purchase price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the purchase price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the Securities Purchase Agreement governing this transaction. On the Closing Date, the Company issued 157,508 shares of Common Stock to the stockholders of Lexverify in satisfaction of the Completion Consideration. On the Closing Date, the Company issued 39,377 shares of Common Stock to the the stockholders of Lexverify in satisfaction of the Completion Consideration. As of March 30, 2026, the shares of Common Stock to satisfy the Deferred Consideration remain to be issued by the Company to the stockholders of Lexverify.

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

•Strengthening our international 3rd party cybersecurity and data handling certifications by adding Cyber Essentials, certified by The IASME Consortium Ltd, to our SOC2 certification to our NCSC Cyberessentials Plus certification and obtaining a renewed D-Seal certification (the world’s first certification that includes not just data security but also the ethical and responsible use of data).
•Opening an office in Tokyo (with funding from the City of Tokyo and the Japanese government) to pursue opportunities in the APAC region.
•Retaining an investment bank to explore strategic partnership and M&A opportunities across multiple sectors, two of which were consummated in February and March 2026 when our Company acquired Lexverify and Cyberfish.
Recent Developments
Resignation of Board Director and Appointment of New Board Director
On March 6, 2026, the Board of Directors accepted the resignation of Andrew Scott Francis as a Director of the Company to allow him to have a greater focus on serving as the newly appointed CEO of the Company’s African operations. This was documented as part of a unanimous written consent by the Board of Directors, including Mr. Francis. Mr. Francis will continue to serve in his position as Chief Technology Officer of the Company, as well as continue to attend meetings of the Board of Directors in a non-voting, ex officio advisor capacity.
Concurrently, on March 6, 2026, the Board of Directors of the Company, after receiving a recommendation from the Nomination and Corporate Governance Committee, elected David Curmi to the Company’s Board of Directors as a “Class III” member. Mr. Curmi will also serve as a member of the Compensation Committee of the Board of Directors.
The Company offered a Letter of Appointment to Mr. Curmi that was executed on March 21, 2026. The foregoing description of the Letter of Appointment is intended to be a summary, and is qualified by reference to the full text of the Letter of Appointment filed as an exhibit to this Annual Report on Form 10-K.
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement, and Consulting Agreement
On March 9, 2026, Trust Stamp Malta Limited, a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”). Pursuant to the SPA, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 (the “Total Consideration”), consisting of (i) a cash payment of €30,000 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration with an agreed value equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction.
On March 9, 2026, the SPA closed, and Trust Stamp Malta Limited acquired 50% of CyberFish in exchange for the consideration described above. The non-cash consideration became effective as of the closing date and was not a condition to the closing of the SPA.
Berta Pappenheim, a member of the Company’s Board of Directors, is the CEO, co-founder, and a director of CyberFish – and prior to the closing of the SPA, she owned 100% of CyberFish. Ms Pappenheim is no longer regarded as an independent director of the Company.
Also on the March 9, 2026, in connection with the closing of the SPA, and to govern the parties’ ongoing relationship as shareholders of CyberFish, Trust Stamp Malta Limited entered into a Shareholders Agreement (the “Shareholders Agreement”) with (i) Berta Pappenheim and (ii) CyberFish. The Shareholders Agreement contains provisions governing, among other things, the governance and management of CyberFish, board composition and voting, shareholder consent matters, information and reporting rights, financing expectations, and transfer restrictions with respect to shares of CyberFish.

Also on March 9, 2026, Trust Stamp Malta Limited entered into a Consulting Agreement (the “Consulting Agreement”) with CyberFish. Under the Consulting Agreement, CyberFish agreed to provide consulting services relating to market development in the United Kingdom, including market entry and expansion strategy, business development, partnership identification, and related services. CyberFish designated Berta Pappenheim as key personnel to perform the services on its behalf. The Consulting Agreement contemplates that the services will be performed for an average of three (3) days per week over a rolling six-week period. In consideration for the services, Trust Stamp Malta Limited will pay CyberFish fees of £65,000 per year, payable in twelve equal monthly installments. Either party may terminate the Consulting Agreement upon 30 days’ prior written notice, and Trust Stamp Malta Limited may terminate the Consulting Agreement immediately upon certain events, including material breach, breach of confidentiality, certain legal or compliance impediments, or misconduct or gross negligence, in each case as provided in the Consulting Agreement. The Consulting Agreement includes customary confidentiality provisions and provides that intellectual property created pursuant to or in connection with the services will vest exclusively in Trust Stamp Malta Limited, subject to the terms of the Consulting Agreement.
The foregoing descriptions of the SPA, Shareholders Agreement, and Consulting Agreement are intended to be summaries, and are qualified by reference to the full text of these agreements filed as exhibits to this Annual Report on Form 10-K.
Acquisition of Lexverify Ltd.
On February 27, 2026 (the “Closing Date”), the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales (“Lexverify”) pursuant to a share purchase agreement dated February 27, 2026 (the “SPA”) by and among the Company and the shareholders of Lexverify (each, a “Seller” and collectively, the “Sellers”). While limited in size, the Company believes this acquisition provides new expertise in the training and use of large language models as well as providing an additional access point to the UK market for the Company.
The aggregate purchase price for the acquisition (the “Purchase Price”) is payable entirely in shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”), with the number of shares determined based on the closing price of the Company’s Common Stock on Nasdaq on the Closing Date. The Purchase Price was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the Purchase Price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the Purchase Price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the SPA. On the Closing Date, the Company issued shares of Common Stock to the Sellers in satisfaction of the Completion Consideration. As of the date of this Annual Report, shares of Common Stock remain to be issued by the Company to the Sellers to satisfy the Deferred Consideration.
If the Company fails to timely issue any portion of the consideration when due under the SPA, the Company is required to pay interest on the overdue amount at a rate of four percent (4%) per annum above London Interbank Offered Rate ("LIBOR").
Pursuant to the SPA, the Company may withhold issuance of Deferred Consideration in connection with a warranty claim asserted by the Company under the SPA and may set off amounts owed by any of the Sellers against such Seller’s Deferred Consideration, in each case subject to the terms and conditions set forth in the SPA.
If a change of control of the Company occurs prior to the issuance of 100% of the Deferred Consideration, then, subject to the terms of the SPA, the Company is required to issue the remaining Deferred Consideration to the Sellers prior to such change of control.

The SPA contains customary representations, warranties, covenants, confidentiality provisions, and limitations on liability. In addition, certain Sellers who were employees, officers, or directors of Lexverify as of the Closing Date agreed for a period of twelve (12) months following the Closing Date, subject to the terms of the SPA, not to compete with Lexverify’s business as conducted at Completion and not to solicit certain customers, clients, employees, or consultants of Lexverify.
Additionally, pursuant to the SPA, the Company agreed to approve the continuing employment of Lexverify’s employees on substantially similar compensation and benefit terms to comparable team members of the Company, including equity participation opportunities.
The foregoing description of the SPA is intended to be a summary, and is qualified by reference to the full text of the SPA, filed as an exhibit to this Annual Report on Form 10-K.

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
Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) other expense, (2) other income, (3) interest expense, (4) interest income, (5) stock-based compensation, (6) change in fair value of warrant liabilities (7) impairment of assets, (8) depreciation, and (9) certain other items management believes affect the comparability of operating results.
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

Reconciliation of Net Loss to Adjusted EBITDA

	For the year ended December 31,
	2025	2024
Net loss before taxes and equity method investment	$(8,077,259)	$(10,597,348)
Add: Other expense	1,922	1,527,520
Less: Other income	(87,448)	(805,876)
Add: Interest expense, net	146,312	509,784
Add: Stock-based compensation	1,102,145	1,315,923
Add: Change in fair value of warrant liability	3,574	(1,497)
Add: Impairment loss of assets	375,859	27,590
Add: Depreciation and amortization	767,074	729,400
Adjusted EBITDA loss (non-GAAP)	$(5,767,821)	$(7,294,504)
Adjusted EBITDA loss (non-GAAP) for the year ended December 31, 2025, decreased by 20.93%, to $5.77 million from $7.29 million for the year ended December 31, 2024. During the year ended December 31, 2025, the Company had a decrease of $2.05 million in Selling, general, and administrative expenses when comparing the year ended December 31, 2025 to the year ended December 31, 2024. This decrease in Selling, general and administrative expenses was primarily driven by a reduction of $1.68 million in salaries and compensation, including stock-based compensation, which decreased by 25.93% from the year ended December 31, 2024. The salaries and compensation expenses decreased due to reductions in sales teams and the departure of certain members of the Company's management. Furthermore, the Company executed a new amendment with our S&P 500 bank customer that was effective as of July 1, 2025 and extends services through May 31, 2031 with minimum gross revenue exceeding $12.7 million over the balance of the contract term. The new contract amendment drove a $666 thousand increase in revenue during the year ended December 31, 2025. The Company also executed a new Statement of Work effective on January 1, 2025 under the Master Technology Services Agreement between the Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID. The new Statement of Work with QID provides for service fees payable to the Company of a minimum $100,000 per month during the first six months, and up to $300,000 per month thereafter. In accordance with ASC 606 guidance, the Company recognized $600 thousand in Net Revenue from the Statement of Work with QID during the year ended December 31, 2025. The gains in Net revenue during the year ended December 31, 2025 were partially offset by the non-exclusive software license issued to QID during the year ended December 31, 2024 that resulted in the recognition of $1.00 million in Net revenue.
During the year ended December 31, 2024, the Company signed a license agreement with Boumarang in exchange for 5,000,000 prepaid warrants from Boumarang that were valued at $1.00 per warrant or $5.00 million and accounted for by recording as an investment and Other income. Subsequently, the Company recorded a $4.38 million impairment to Other income for the Boumarang prepaid warrants as a result of a change in fair value identified by an observable market transaction. The net impact to Other income was an increase of $705 thousand during the year ended December 31, 2024. Additionally, the Company recorded a $1.17 million loss to other expense due to the Company entering into a Termination and Release Agreement between the Company and an institutional investor that terminated the remaining stock purchase warrants in exchange for the Company making a $1,650,000 payment to the institutional investor. The Company also recorded a loss of $360 thousand to other expense related to the difference in the cash paid for the warrants and the fair market value of the warrants issued on September 10, 2024.
Components of Results of Operations
Net revenue
We derive our revenue primarily from professional services, although our business model continues transitioning to focus on recurring Software-as-a-Service ("SaaS") revenue streams.
Historically, the Company generated most of its income through long-term partnerships, comprising a relationship with an S&P 500 bank customer and a relationship with Mastercard International (“Mastercard”). Effective July 1, 2025, the Company's agreement with our S&P 500 bank customer was extended to May 31, 2031, subject to either party having the right to terminate for cause and a right for the customer to cancel for convenience on giving six months' notice. Under the terms of the extension, the Company receives a guaranteed minimum income stream for services, together with hosting and other fees and reimbursement of expenses incurred, which are subject to agreed markups of 10% or 20%. Minimum billing for services in the 1st year of the renewal is set at $154,000 per month with annual CPI-related increases. Under the arrangement, total minimum monthly billings will exceed $215,000 per month, subject to CPI-related increases. Based on the strength of the relationship and anticipated service needs, the Company anticipates annual billings exceeding the agreed minimum.
The Company (through its subsidiary, Trust Stamp Malta Ltd.) and QID agreed to enter into a Master Technology Services Agreement, under which QID will contract with the Company for business development, product development, and product operations for identity and privacy services and solutions in return for monthly service fees starting January 1, 2025, and capped at $3.6 million annually. The Company recognized $600 thousand in revenues from this agreement for the year ended December 31, 2025.
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
During the year ended December 31, 2025, Cost of services increased in absolute dollars primarily as a result of increased service requests by our S&P 500 bank customer. We expect the margin will continue to improve until it stabilizes over time.
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
During the year ended December 31, 2025, we continued to invest in internal personnel to support our research and development efforts. As a result, research and development expenses increased in absolute dollars.
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
Interest expense, net
Interest expense, net consists primarily of interest expense paid or accrued for promissory notes payable. The Company earned interest income in the form of interest on employee stock loans.

Other income
Other income is mainly driven by miscellaneous income earned that is unrelated to the main focus of the Company’s business operations including the gain or loss on sale of assets.
Other expense
Other expense is mainly driven by miscellaneous expenses unrelated to the Company's primary business operations.
Results of Operations
The following table summarizes our consolidated statements of operations for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
	2025	2024
Net revenue (includes related party revenue of $600,391 and $1,000,000 during the years ended December 31, 2025 and 2024, respectively)	$3,139,488	$3,082,348
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,385,196	1,067,450
Research and development	2,173,222	2,139,727
Selling, general, and administrative	6,474,437	8,513,188
Depreciation and amortization	767,074	729,400
Total operating expenses	10,799,929	12,449,765
Operating loss	(7,660,441)	(9,367,417)
Non-Operating Income (Expense):
Interest expense, net	(146,312)	(509,784)
Change in fair value of warrant liability	3,574	1,497
Other income	87,448	805,876
Other expense	(361,528)	(1,527,520)
Total other income (expense), net	(416,818)	(1,229,931)
Net loss before taxes and equity method investment	(8,077,259)	(10,597,348)
Income tax expense	(13,775)	(7,806)
Net loss from equity method investment, related party	(75,030)	—
Loss on extinguishment of debt	(159,035)	—
Net loss	(8,325,099)	(10,605,154)
Deemed dividend	—	(1,939,439)
Net loss before non-controlling interest	(8,325,099)	(12,544,593)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(8,325,099)	$(12,544,593)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(2.67)	$(11.36)
Weighted-average shares used to compute basic and diluted net loss per share adjusted retroactively for reverse stock splits, see Note 1	3,112,440	1,104,225

Comparison of the Years Ended December 31, 2025 and 2024
Net revenue

	For the years ended December 31,
	2025	2024	$ Change	% Change
Net revenue	$3,139,488	$3,082,348	$57,140	1.85%
During the year ended December 31, 2025, Net revenue increased to $3.14 million, or an 1.85% increase from Net revenue of $3.08 million for the year ended December 31, 2024. During the year ended December 31, 2025, the $3.14 million in Net revenue consisted of $2.02 million from an S&P bank, $600 thousand license fee from QID under the license and assignment agreement between the Company and QID, $151 thousand from Triton, $141 thousand from FIS, $137 thousand from Mastercard, $69 thousand from ID Dataweb, Inc and various other customers for the remaining $20 thousand.
During the year ended December 31, 2025 the increase in Net revenue was primarily attributable to the contract amendment with our S&P 500 bank customer executed on July 1, 2025. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates. This development resulted in an increase of $666 thousand during the year ended December 31, 2025 when compared to the year ended December 31, 2024.
The Company also had an increase of $62 thousand in Net revenue during the year ended December 31, 2025 as a result of expanded scope of services provided to ID Dataweb, Inc. beyond the original agreement, which was limited to driving license verification. Additional functionalities delivered under a separate statement of work included support for passport and military identification verification, as part of its broader initiative to expand coverage beyond the initial scope.
The Company also had an increase in the number of financial institutions enrolled with the Orchestration Layer increased Net revenue by $52 thousand during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The Orchestration Layer is designed to be a one-stop-shop for Trust Stamp services and provides for easy integration to our products; chargeable on a per-use basis and is accelerating the Company’s evolution from being exclusively a custom solutions provider to also offering a modular and highly scalable SaaS model with low-code implementation. Since its launch in the third quarter of 2022, there have been 110 enterprise customers on the Orchestration Layer platform, including 97 financial institutions, as of December 31, 2025.
During the year ended December 31, 2025, the Company recognized revenue from services performed under a Statement of Work executed pursuant to the Master Technology Services Agreement ("MTSA") with QID, which became effective on January 1, 2025. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company did not reach during the year ended December 31, 2025 due to delays in customer implementation. Revenue is recognized in accordance with ASC 606 using the cost incurred input method, which aligns revenue recognition with the proportion of costs incurred relative to total expected costs for the contract. For the year ended December 31, 2025, the Company recognized $600 thousand under this agreement. As the MTSA was not in effect, no revenue was recognized during the year ended December 31, 2024.
Separately from the MTSA, the Company recognized a $1.0 million license fee during the year ended December 31, 2024, under a license and assignment agreement between the Company and QID. This revenue represented a one-time item and did not recur in the year ended December 31, 2025.
The increases to Net revenue were partially offset by an amendment to the Mastercard agreement executed in February 2025 that reduced fixed monthly license fees. As a result, during the year ended December 31, 2025, the Company recognized $348 thousand for software license fees and -$211 thousand for other services, meanwhile, during the year ended December 31, 2024 the Company recognized $345 thousand for software license fees and $79 thousand for other services.
43

Cost of services

	For the years ended December 31,
	2025	2024	$ Change	% Change
Cost of services	1,385,196	1,067,450	$317,746	29.77%
Cost of services (“COS”) increased by $318 thousand or 29.77% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The primary driver of the increase in COS during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to $93 thousand increase in usage of driver license validations under our existing contract with the S&P 500 bank. The Company also had an increase of $88 thousand due to an increase in web services costs resulting from increased third party vendor expenses. Additionally, there was an increase of $75 thousand in internal developer COS allocations as a result of work completed for the QID Master Services Agreement.
Moreover, more development hours were charged directly to COS for the year ended December 31, 2025 when compared to the year ended December 31, 2024 resulting in an increase of $44 thousand in COS. This was mainly due to less work being requested from one of our major customers.
Research and development

	For the years ended December 31,
	2025	2024	$ Change	% Change
Research and development	2,173,222	2,139,727	$33,495	1.57%
Research and development (“R&D”) expenses increased by $33 thousand, or 1.57% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in R&D expense was primarily driven by an increase of $87 thousand in stock-based compensation allocation during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an increase in the Company's stock price in the award date fair value of employee stock-based compensation on the award date, an increase in the Company's stock price.
Another increase of $16 thousand was noted in R&D expense during the year ended December 31, 2025 primarily due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments.
The increases in R&D expense were partially offset by decreases in R&D expenses during the year ended December 31, 2025 primarily driven by a $69 thousand decrease in outsourced software development with 10Clouds as the Company transitioned this work internally resulting in cost savings as internal work is more cost effective. Comparatively, outsourced development costs decreased by 62% when comparing the year ended December 31, 2025 to the year ended December 31, 2024.

Selling, general, and administrative

	For the years ended December 31,
	2025	2024	$ Change	% Change
Selling, general, and administrative	6,474,437	8,513,188	$(2,038,751)	(23.95)%
Selling, general, and administrative expense (“SG&A”) decreased by $2.04 million, or 23.95%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in SG&A expense was driven by a $1.68 million decrease in salaries, stock-based compensation, payroll costs, and sales commissions during the year ended December 31, 2025, compared to the year ended December 31, 2024. The $1.68 million decrease includes a $324 thousand reduction in stock-based compensation awards during the year ended December 31, 2025. The decrease in salaries, stock-based compensation, payroll costs, and sales commissions is a result of reductions to the sales team, from 9 team members employed during the year ended December 31, 2024 to no team members during the year ended December 31, 2025. In addition, the EVP of Mergers and Acquisitions left the Company in December 2024 and was not subsequently replaced and the CFO role was vacated in January 2025 and filled internally leaving a vacant role that was not subsequently replaced.

44

The Company also had a $237 thousand decrease in legal and professional fees primarily attributable to the cessation of consulting services previously provided by a third-party vendor during the year ended December 31, 2025. The Company also had a decrease of $155 thousand in travel costs attributable to the reduction in employees during the year ended December 31, 2025. Additionally, there were decreases in various other expenses amounting to $116 thousand attributable to marketing, taxes, rent, dues and subscription, IT services, and other operating expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024.

The decreases in SG&A were partially offset by increases for other operating expenses including accounting and audit fees amounting to $141 thousand during the year ended December 31, 2025.
Depreciation and amortization

	For the years ended December 31,
	2025	2024	$ Change	% Change
Depreciation and amortization	767,074	729,400	$37,674	5.17%
Depreciation and amortization (“D&A”) increased by $38 thousand, or 5.17% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The primary driver for the increase in D&A is due to an increase of $47 thousand in software amortization when comparing the year ended December 31, 2025 to the year ended December 31, 2024, brought about by the increase in Capitalized internal-use software of noted as of December 31, 2025.
These increases were partially offset by a $7 thousand decrease in D&A expense related to the disposal and sale of office furniture in the Malta office which occurred during the year ended December 31, 2025.
Operating loss

	For the years ended December 31,
	2025	2024	$ Change	% Change
Operating loss	(7,660,441)	(9,367,417)	$1,706,976	(18.22)%
The Company’s Operating loss decreased by $1.71 million or 18.22% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in Operating loss was mainly related to substantial decrease in SG&A expense and an increase in Net revenue.
Interest expense, net

	For the years ended December 31,
	2025	2024	$ Change	% Change
Interest expense, net	(146,312)	(509,784)	$363,472	(71.30)%
Interest expense, net decreased by $363 thousand, or 71.30% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in interest expense is primarily due to a decrease of $372 thousand as a result of the Company entering into two subordinated business loans and security agreements during the year ended December 31, 2024. Both loans were fully settled by December 31, 2025.
There was also a decrease of $28 thousand when comparing the year ended December 31, 2025 to the year ended December 31, 2024 due to lower Interest expense accrued for payroll tax obligations during the year ended December 31, 2024, driven by lower overall compensation during the year ended December 31, 2025 compared to the year ended December 31, 2024. Additionally, the Company had a $14 thousand decrease during the year ended December 31, 2025 as a result of the Malta loan interest rate decreasing from 6.5% for the year ended December 31, 2024 to 5.15% for the year ended December 31, 2025.
The decrease in Interest expense was partially offset by the Company's entry into a note purchase agreement with Streeterville Capital, LLC on July 1, 2025. The note carried an original issue discount, legal fees, and accrued interest at nine percent (9%) per annum. The Company recorded interest expense of $52 thousand and discount amortization of $50
45

thousand during the year ended December 31, 2025. The Company repaid the outstanding principal and accrued interest of this note in full on October 1, 2025.
Change in fair value of warrant liability

	For the years ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liability	3,574	1,497	$2,077	138.74%
The Company recognized a gain in Change in fair value of warrant liability during the year ended December 31, 2025 of $4 thousand compared to a gain of $1 thousand during the year ended December 31, 2024. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the consolidated financial statements provided under Item 1 of this report.
Other income

	For the years ended December 31,
	2025	2024	$ Change	% Change
Other income	87,448	805,876	$(718,428)	(89.15)%
Other income decreased by $718 thousand for the year ended December 31, 2025, compared to the year ended December 31, 2024. During the year ended December 31, 2024, the Company signed a license agreement with Boumarang in exchange for 5,000,000 prepaid warrants from Boumarang that were valued at $1.00 per warrant or $5.00 million and accounted for by recording as an investment and other income. Subsequently, the Company recorded a $4.38 million impairment to other income for the Boumarang prepaid warrants as a result of a change in fair value identified by an observable market transaction. The net impact to Other income during the year ended December 31, 2024 was $705 thousand. In addition, there was a $187 thousand gain recorded during the year ended December 31, 2024 from a settlement of a mobile hardware bill. The Company negotiated for a lower payment in the settlement resulting in the gain during the year ended December 31, 2024. There was no such gain or impairment during the year ended December 31, 2025.
The decreases were partially offset by an increase of $87 thousand related to the recognition of grant income from two separate Malta grants during the year ended December 31, 2025.
Other expense

	For the years ended December 31,
	2025	2024	$ Change	% Change
Other expense	(361,528)	(1,527,520)	$1,165,992	(76.33)%
Other expense decreased by $1.17 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded $360 thousand to Other expense for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by qualitative assessment. Other expenses during the year ended December 31, 2024 were significantly higher due to the Company incurring $1.17 million during the year ended December 31, 2024 due to the Company entering into a Termination and Release Agreement between the Company and an institutional investor that terminated the remaining stock purchase warrants in exchange for the Company making a $1,650,000 payment to the institutional investor. In addition, the Company recorded a $360 thousand inducement expense during the year ended December 31, 2024 as a result of the Company entering into a securities purchase agreement on September 10, 2024 as an inducement to a previously executed securities purchase agreement dated July 13, 2024. The Company incurred $2 thousand and $711 in unrealized loss on foreign currency translation expense for the year ended December 31, 2025 and 2024, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries.
46

Liquidity and Capital Resources
As of December 31, 2025, the Company had approximately $6.04 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the year ended December 31, 2025 of $8.33 million, Net operating cash outflows of $5.69 million for the same period, and an accumulated deficit of $69.78 million as of December 31, 2025. During the year ended December 31, 2025, the Company entered into a number of financing arrangements with institutional investors pursuant to which it raised capital from the (registered and unregistered) sale of its Class A Common Stock, as well as warrants convertible into shares of its Class A Common Stock, to help support its operations.
The Company is not currently generating sufficient cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next twelve (12) months in order to fund its operations unless it receives additional revenue from sales in progress but not currently booked. The Company also anticipates it may need to raise capital from equity and/or debt financings beyond the next 12 months to fund its operations.
As of December 31, 2025, the Company had no current loans payable. For more information see Note 2 to the consolidated financial statements provided under Item 8 of this report.
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
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2025 of $8.33 million, Net operating cash outflows of $5.69 million for the same period, and an Accumulated deficit of $69.78 million as of December 31, 2025.
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
Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Net cash flows from operating activities	$(5,685,150)	$(8,919,422)
Net cash flows from investing activities	$(929,478)	$(906,671)
Net cash flows from financing activities	$9,893,005	$9,492,022
47

Operating Activities
Net cash flows used in operating activities decreased by 36.26% from $8.92 million during the year ended December 31, 2024, compared to $5.69 million during the year ended December 31, 2025. Of the $8.33 million Net loss for the year ended December 31, 2025, there were various cash and non-cash adjustments that were added back or deducted to the Net loss to arrive at $5.69 million cash used for operating activities for the year ended December 31, 2025.
Those adjustments included the add back of $971 thousand related to stock-based compensation. There was a $345 thousand decrease in stock-based compensation during the year ended December 31, 2025 when compared to the year ended December 31, 2024. Another add back of $900 thousand is included for note receivable payments received from a license agreement with QID entered into on November 12, 2024. Additionally, there is an add back of $767 thousand for non-cash depreciation and amortization, $139 thousand in non-cash lease expense, $111 thousand in non-cash interest expense, 10.00% of QID's net loss or $75 thousand recorded as a Change in value of an equity method investment, $30 thousand for prepaid expenses, as well as, $51 thousand for amortization of the debt discount for the Secured Promissory Note entered into on July 1, 2025 and fully repaid as of December 31, 2025.
The add backs were offset by reductions in certain cash and noncash adjustments including $647 thousand for cash received on accounts receivable, including related party receivable, $136 thousand from operating lease liabilities, $86 thousand in deferred revenue primarily due to the recognition of revenue from a grant agreement between the Company, government of Malta, and the University of Malta during the year ended December 31, 2025, and $74 thousand from the decrease in accruals.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was $929 thousand, compared to net cash of $907 thousand used in the year ended December 31, 2024. Cash used in investing activities during the year ended December 31, 2025 related primarily to continued investments in technologies intended to be capitalized and monetized over time, as well as, an increase in purchases of equipment used during the year ended December 31, 2025.
Financing Activities

During the year ended December 31, 2025, Net cash flows from financing activities was $9.89 million, compared to Net cash flows from financing activities of $9.49 million for the year ended December 31, 2025. During the year ended December 31, 2025, the Company raised net proceeds of $3.21 million on January 6, 2025 and $4.02 million on October 31, 2025, respectively, from two separate securities purchase agreements with an institutional investor for the issuance of Class A Common Stock, pre-funded warrants, and common stock warrants. The Company also successfully raised funds under the Equity Distribution Agreement with Maxim Group LLC (pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal up to $6,196,000 worth of its shares of Common Stock) totaling $6.01 million in net proceeds.
On July 1, 2025, the Company entered into a Note Purchase Agreement pursuant to a Secured Promissory Note in the principal amount of $2.21 million including an original issue discount of $200 thousand and $10 thousand for legal fees incurred in connection with the purchase and sale of the note. The note has been fully repaid as of December 31, 2025. In addition, on January 10, 2025, the Company repaid the Sentilink secured promissory note payable in full including the principal balance of $3.00 million and interest of $69 thousand.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements in this Annual Report on Form 10-K. Management believes that there are no critical accounting estimates in these financial statements.
Item 6. Reserved

48

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
49

Item 8. Financial Statements and Supplementary Data
T STAMP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
T Stamp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of T Stamp, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C
We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Marlton, New Jersey
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
T Stamp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of T Stamp Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2022 to 2025.
Marlton, New Jersey
March 31, 2025

T STAMP INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,040,996	$2,783,321
Accounts receivable, net (includes related party receivables of $360,423 and $0 as of December 31, 2025 and December 31, 2024, respectively)	938,436	332,931
Note receivable, related party	—	1,000,000
Related party receivables	14,646	21,932
Prepaid expenses and other current assets	481,168	529,116
Total Current Assets	7,475,246	4,667,300
Capitalized internal-use software, net	1,705,826	1,549,332
Goodwill	1,248,664	1,248,664
Intangible assets, net	181,035	213,278
Property and equipment, net	58,211	31,675
Operating lease right-of-use assets	102,554	152,569
Investments (includes related party investment of $85,025 and $0 as of December 31, 2025 and December 31, 2024, respectively)	444,631	719,212
Other assets	22,242	17,794
Total Assets	$11,238,409	$8,599,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146,213	$298,207
Related party payables	102,223	56,594
Accrued expenses	562,042	521,137
Deferred revenue	71,324	141,168
Income tax payable	13,783	7,806
Current portion of loans payable (includes accrued interest of $0 and $56,384 as of December 31, 2025 and December 31, 2024, respectively)	—	3,056,384
Short-term operating lease liabilities	56,883	84,549
Total Current Liabilities	952,468	4,165,845

Warrant liabilities	251,465	255,039
Notes payable, plus accrued interest of $189,360 and $123,822, as of December 31, 2025 and 2024, respectively	1,127,937	951,727
Long-term operating lease liabilities	18,232	38,369
Total Liabilities	2,350,102	5,410,980

Commitments, Note 13

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 5,245,631 and 2,023,351 shares issued and outstanding at December 31, 2025 and 2024, respectively*	52,456	20,234
Additional paid-in capital	78,446,696	64,284,462
Accumulated other comprehensive income	11,254	181,148
Accumulated deficit	(69,783,538)	(61,458,439)
Total T Stamp Inc. Stockholders’ Equity	8,726,868	3,027,405
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	8,888,307	3,188,844
Total Liabilities and Stockholders’ Equity	$11,238,409	$8,599,824
(*) Adjusted retroactively for reverse stock splits, see Note 1.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024
Net revenue (includes related party revenue of $600,391 and $1,000,000 during the years ended December 31, 2025 and 2024, respectively)	$3,139,488	$3,082,348
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,385,196	1,067,450
Research and development	2,173,222	2,139,727
Selling, general, and administrative	6,474,437	8,513,188
Depreciation and amortization	767,074	729,400
Total operating expenses	10,799,929	12,449,765
Operating loss	(7,660,441)	(9,367,417)
Non-Operating Income (Expense):
Interest expense, net	(146,312)	(509,784)
Change in fair value of warrant liability	3,574	1,497
Other income	87,448	805,876
Other expense	(361,528)	(1,527,520)
Total other income (expense), net	(416,818)	(1,229,931)
Net loss before taxes and equity method investment	(8,077,259)	(10,597,348)
Income tax expense	(13,775)	(7,806)
Net loss from equity method investment, related party	(75,030)	—
Loss on extinguishment of debt	(159,035)	—
Net loss	(8,325,099)	(10,605,154)
Deemed dividend	—	(1,939,439)
Net loss before non-controlling interest	(8,325,099)	(12,544,593)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(8,325,099)	$(12,544,593)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(2.67)	$(11.36)
Weighted-average shares used to compute basic and diluted net loss per share*	3,112,440	1,104,225
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2025	2024
Net loss including non-controlling interest	$(8,325,099)	$(12,544,593)
Other comprehensive income (loss):
Foreign currency translation adjustments	(169,894)	41,478
Total other comprehensive income (loss)	(169,894)	41,478
Comprehensive loss	(8,494,993)	(12,503,115)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(8,494,993)	$(12,503,115)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount
Balance, January 1, 2024*	609,557	$6,096	$54,460,960	3,649	$—	$139,670	$(50,853,285)	$161,439	$3,914,880
Exercise of warrants to common stock*	803,865	8,039	3,474,651	—	—	—	—	—	3,482,690
Termination of common stock warrant agreement	—	—	(483,560)	—	—	—	—	—	(483,560)
Issuance of common stock in relation to vested restricted stock units and grants*	21,716	216	(57,209)	(3,649)	—	—	—	—	(56,993)
Deemed dividend related to inducement transactions	—	—	(1,939,439)	—	—	—	—	—	(1,939,439)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees*	569,756	5,698	7,382,173	—	—	—	—	—	7,387,871
Stock-based compensation prepaid for third party future services	18,457	185	130,963	—	—	—	—	—	131,148
Stock-based compensation	—	—	1,315,923	—	—	—	—	—	1,315,923
Currency translation adjustment	—	—	—	—	—	41,478	—	—	41,478
Net loss	—	—	—	—	—	—	(10,605,154)	—	(10,605,154)
Balance, December 31, 2024*	2,023,351	$20,234	$64,284,462	—	$—	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants and forfeited common stock shares to satisfy taxes	57,841	578	(19,964)	—	—	—	—	—	(19,386)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	3,162,744	31,627	13,211,218	—	—	—	—	—	13,242,845
Reverse stock split rounding*	1,695	17	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	970,997	—	—	—	—	—	970,997
Currency translation adjustment	—	—	—	—	—	(169,894)	—	—	(169,894)
Net Loss	—	—	—	—	—	—	(8,325,099)	—	(8,325,099)
Balance, December 31, 2025	5,245,631	$52,456	$78,446,696	—	$—	$11,254	$(69,783,538)	$161,439	$8,888,307
(*) Adjusted retroactively for reverse stock splits, see Note 1.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,325,099)	$(10,605,154)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Change in value of equity method investment, related party	75,030	—
Depreciation and amortization	767,074	729,400
Amortization of debt discount	50,966	—
Stock-based compensation	970,997	1,315,923
Change in fair value of warrant liability	(3,574)	(1,497)
Impairment on investment	359,606	—
Impairment on intangible assets	9,681	—
Impairment of capitalized internal-use software	6,572	27,590
Non-cash interest	111,298	486,420
Non-cash lease expense	138,646	155,765
Non-cash loss on extingusihment of debt	159,033	—
Non-cash write off of mobile hardware	—	(162,130)
Loss on retirement of equipment	—	10,941
Loss on inducement agreements	—	360,307
Loss on termination of warrant agreement	—	1,166,440
Non-cash investment gain	—	(619,212)
Changes in assets and liabilities:
Accounts receivable	(646,719)	353,396
Note receivable, related party	900,000	(1,000,000)
Related party receivables	2,072	22,155
Prepaid expenses and other current assets	29,802	428,813
Other assets	(165)	11,674
Accounts payable	(154,163)	(933,911)
Accrued expense	27,111	(622,753)
Related party payables	52,661	(25,507)
Income tax payable	5,977	5,831
Deferred revenue	(85,523)	130,368
Operating lease liabilities	(136,433)	(154,281)
Net cash flows used in operating activities	(5,685,150)	(8,919,422)
Cash flows from investing activities:
Capitalized internally developed software costs	(772,185)	(662,265)
Patent application costs	(111,224)	(129,740)
Purchases of property and equipment	(46,069)	(14,666)
Investment	—	(100,000)
Net cash flows used in investing activities	(929,478)	(906,671)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	13,242,845	7,027,564
Principal payments on loans	(5,330,454)	(1,216,800)
Proceeds from loans	2,000,000	3,845,000
Forfeited common stock shares to satisfy taxes	(19,386)	(56,993)
Payment to terminate common stock warrant agreement	—	(1,650,000)
Proceeds from exercise of warrants to common stock	—	1,543,251
Net cash flows from financing activities	$9,893,005	$9,492,022
Effect of foreign currency translation on cash	(20,702)	(23,355)
Net change in cash and cash equivalents	3,257,675	(357,426)
Cash and cash equivalents, beginning of period	2,783,321	3,140,747
Cash and cash equivalents, end of period	$6,040,996	$2,783,321

T STAMP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$70,279	$180,562

Supplemental disclosure of non-cash activities:
Debt discount in connection with loan payable	$210,000	$—
Non-cash contributions to equity method investment	$160,000	$—
Adjustment to operating lease right-of-use assets related to renewed leases	$89,791	$143,594
Adjustment to operating lease operating lease liabilities related to renewed leases	$88,629	$142,192
Adjustment to financing activities for deemed dividend related to inducement transactions	$—	$1,939,439
Equity issued for professional services	$—	$150,000

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
Trust Stamp primarily develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning/artificial intelligence, including computer vision, cryptography, and data mining, to process and protect data and deliver insightful outputs that identify and defend against fraud, protect sensitive user information, facilitate automated processes, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, blockchain, edge computing, neural networks, and large language models to process and protect data faster and more effectively than historically possible, to deliver results at a disruptively low cost for usage across multiple industries.
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
Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss in the year ended December 31, 2025 of $8.33 million, negative Net operating cash outflows of $5.69 million for the same period, positive working capital of $6.52 million and an Accumulated deficit of $69.78 million as of December 31, 2025.
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

Variable Interest Entity — On April 9, 2019, management created a new entity, Tstamp Incentive Holdings (“TSIH”) to which the Company issued 21,368 shares of Class A Common Stock that the Board of Directors of TSIH could use for employee stock awards in the future. The purpose of the entity was to provide an analogous structure to a traditional stock incentive plan. As of December 31, 2025 and the date of this report, no shares of Class A Common Stock are held by TSIH as all shares have been issued pursuant to employee Restricted Stock Units. The Company has completed the process of administratively dissolving TSIH with the dissolution effective as of February 13, 2025.
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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2025 and 2024, the Company had $5.45 million and $2.16 million in U.S. bank accounts, respectively, which exceeded these insured amounts. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Two customers represented 85.34% or 46.93% and 38.41%, of the balance of total Accounts receivable as of December 31, 2025 and one customer represented 78.50%, of the balance of total Accounts receivable as of December 31, 2024. The Company seeks to mitigate its credit risk with respect to Accounts receivable by contracting with large commercial customers and government agencies, and regularly monitoring the aging of Accounts receivable balances. As of December 31, 2025 and 2024, the Company had not experienced any significant losses on its Accounts receivable.
During the year ended December 31, 2025, the Company sold to primarily two customers which made up approximately 83.48% of total Net revenue, and consisted of 64.36% and 19.12% from an S&P 500 Bank and QID, respectively.

Additionally, during the year ended December 31, 2024, the Company sold to primarily three customers which made up approximately 90.14% of total Net revenue, and consisted of 43.94%, 32.44%, and 13.76% from an S&P 500 Bank, QID, and Mastercard, respectively.
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
The Company has historically experienced immaterial write-offs given the nature of the customers and contracts. As of December 31, 2025, the Company had gross receivables of $950 thousand and an allowance for credit losses of $11 thousand. As of December 31, 2024, the Company had gross receivables of $344 thousand and $11 thousand allowance for credit losses. As of December 31, 2025 and 2024, Accounts receivable includes no unbilled receivables.
Accounts receivable balances, net, were $938 thousand, $333 thousand, and $686 thousand as of December 31, 2025, December 31, 2024, and January 1, 2024, respectively.
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
As of December 31, 2025, the Company determined that $7 thousand of Capitalized internal-use software was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2025. As of December 31, 2024, the Company determined that $25 thousand of Capitalized internal-use software and $2 thousand of Intangible assets was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2024.
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
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There were no impairment charges to Goodwill during the year ended December 31, 2025.
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
Revenue Recognition — The Company derives its revenue primarily from professional services. The components of these revenues include but are not limited to:
•Software License and Subscription
•Software Usage (Orchestration Layer)
•Web Hosting Fees
•Software Development.
Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, the Company includes an estimate of the amount it expects to receive or the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company allocates the transaction price to each performance obligation in an amount that depicts the amount of consideration to which the Company expects to be entitled for transferring the promised goods or services to the customer. The best evidence of a standalone selling price is the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company estimates the standalone selling price at an amount that results in the allocation of the transaction price meeting the allocation objectives by considering all information (including market conditions, entity-specific factors, and information about the customer or class of customer) reasonably available.
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

Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of December 31, 2025 and 2024, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the years ended December 31,
	2025	2024
Professional services (over time)	$2,791,488	$1,509,348
License fees (over time)	348,000	573,000
License fees (one time)	—	1,000,000
Total Revenue	$3,139,488	$3,082,348
The Company’s Net revenues are primarily generated in the United States. Net revenues earned that were United States based were $3.12 million and $3.08 million for the years ended December 31, 2025 and 2024, respectively, while non-United States based revenues earned were $17 thousand and $4 thousand, respectively.
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

Deferred revenue balance as of January 1, 2024	$10,800
Plus: Revenue deferred	1,513,860
Less: Revenue recognized	(1,383,492)
Deferred revenue balance as of December 31, 2024	141,168
Plus: Revenue deferred	526,886
Less: Revenue recognized	(596,730)
Deferred revenue balance as of December 31, 2025	$71,324
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
Advertising — Advertising costs are expensed as incurred. Advertising and marketing expense totaled $54 thousand and $60 thousand for the year ended December 31, 2025 and 2024, respectively.
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
There were no discrete items that impacted the effective tax rate for the year ended December 31, 2025 and 2024, respectively. The rate remained consistent over the period due to the full valuation allowance recorded in the period.

The Company had an effective tax rate of 0% for the year ended December 31, 2025 and 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
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
The Company had unrecognized tax benefits of $219,889 and $179,778 as of December 31, 2025 and 2024, respectively.
It is the Company’s policy to recognize interest and penalties related to income tax matters in Income tax benefit (expense). The Company has not accrued any penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2025 and 2024.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The only material jurisdiction where the Company is subject to potential examination by tax authorities is the U.S. (federal and state) for tax years 2022 through 2025.
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
Recently Adopted Accounting Pronouncement — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard as of January 1, 2025, and the guidance did not have a material impact on its consolidated financial statements or related disclosures. The Company adopted prospectively and adoption resulted in enhanced disclosures.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted into law. The OBBA contains several key tax law changes, including extensions and modifications of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The legislative changes did not have a material impact on its consolidated financial statements or related disclosures.
2. Borrowings
Promissory Notes Payable

	As of December 31,
	2025	2024
Malta loan receipt 3 – June 3, 2022	$538,114	$474,662
Malta loan receipt 2 – August 10, 2021	332,252	293,075
Malta loan receipt 1 – February 9, 2021	68,211	60,168
Interest added to principal	140,375	65,587
Total principal outstanding	1,078,952	893,492
Plus: accrued interest	48,985	58,235
Total promissory notes payable	$1,127,937	$951,727
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta Limited, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021, the Company began receiving funds and as of December 31, 2025, the balance received was $939 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta Limited’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta Limited has limited revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 6.50% for the year ended December 31, 2024 to 5.15% for the year ended December 31, 2025.
Subordinated Business Loans

	December 31, 2025	December 31, 2024
Agile Loan - July 9, 2024	$—	$315,000
Agile Loan - August 29,2024	$—	$530,000
Interest added to Agile Loan - July 9, 2024	$—	$138,600
Interest added to Agile Loan - August 29, 2024	$—	$233,200
Total principal and interest outstanding	$—	1,216,800
Less: loan repayments	$—	$1,216,800
Total promissory notes payable	$—	$—
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
Secured Promissory Note

	As of December 31,
	2025	2024
SentiLink loan agreement - November 13, 2024	$3,000,000	$3,000,000
Interest added to principal	$56,384	56,384
Total principal and interest outstanding	3,056,384	3,056,384
Plus: accrued interest	12,657	—
Less: payments	(3,069,041)	—
Total secured promissory note payable	$—	$3,056,384
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

	As of December 31,
	2025	2024
Streeterville Capital LLC loan agreement - July 1, 2025	$2,210,000	$—
Interest added to principal	51,413	—
Total principal and interest outstanding	2,261,413	—
Less: payments for principal and interest	(2,261,413)	—
Total secured promissory note payable	$—	$—
On July 1, 2025, the Company received a loan from Streeterville Capital LLC pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The purchase price of the note was $2,000,000 and carried an original issue discount of $200 thousand and legal fees incurred in connection with the purchase and sale of the note of $10 thousand. The note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the note at any time. On October 1, 2025 the Company repaid the Secured Promissory Note in full totaling $2,261,413, including $51,413 of total interest expense. As of December 31, 2025, the Secured Promissory Note balance was $0.

3. Warrants
The following table summarizes warrant activity for the year ended December 31, 2025 and 2024:

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	1,826,593	$6.36	4.48	$12,767,731
Warrants issued	3,371,549	4.69
Warrants exercised	(1,274,201)	3.41
Warrants canceled and forfeited	(648,148)	8.10
Warrant liability variable share change	225,340
Balance as of December 31, 2025	3,501,133	$4.19	4.37	376,868
Warrants exercisable as of December 31, 2025	3,501,133	$4.19	4.37	376,868
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2024 to December 31, 2025:

Warrants ($)
Balance as of January 1, 2024	$256,536
Additional warrants issued	—
Change in fair value	(1,497)
Balance as of December 31, 2024	255,039
Additional warrants issued	—
Change in fair value	(3,574)
Balance as of December 31, 2025	$251,465

As of December 31, 2025, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of December 31, 2025.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of December 31, 2025, the warrant liability is recorded at $1 thousand which is a $4 thousand decrease, recorded to Change in fair value of warrant liability, from the balance of $5 thousand as of December 31, 2024.

As of December 31,
	2025	2024
Fair value	$1.53 — $3.42	$1.62 — $12.19
Exercise price	$0.93 — $1.97	$2.42 — $7.35
Risk free interest rate	3.50% — 3.97%	3.51% — 4.50%
Expected dividend yield	—%	—%
Expected volatility	143.35% — 174.07%	79.19% — 170.24%
Expected term	2 years	2 years
Equity Classified Warrants

		As of December 31,
Warrant Issuance Date	Strike Price	2025	2024
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	95,493	190,987
September 3, 2024	$4.83	318,202	636,404
September 10, 2024	$3.41	250,930	250,930
December 5, 2024	$8.10	—	370,370
December 5, 2024	$8.10	—	277,778
October 31, 2025	$4.20	1,301,945	—
October 31, 2025	$4.20	1,209,099	—
Total warrants outstanding		3,181,011	1,731,811
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.

The warrants to purchase the 5,342 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2025.
September 3, 2024
On September 3, 2024, the Company entered into a securities purchase agreement with a single institutional investor to purchase 95,494 shares of Class A Common Stock, par value $0.01 of the Company (or prefunded warrants in lieu thereof) in a registered direct offering priced at-the-market under Nasdaq rules. The shares were purchased at $4.8195 resulting in proceeds of $460,230.
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
On October 31, 2025, the institutional investor exercised 95,494 warrants to purchase shares of Class A Common Stock of the Company and the warrants were repriced to $4.20 per warrant for total proceeds of $401,075.
The warrants to purchase the remaining 95,493 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2025.
September 3, 2024
On September 3, 2024, the Company also entered into a warrant inducement agreement with a single institutional investor to exercise 78,203 outstanding warrants that the Company issued on June 5, 2023 (as amended on December 20, 2023) and 240,000 outstanding warrants that the Company issued on December 20, 2023. These warrant exercises are discussed under the June 5, 2023 and December 20, 2023 sections above. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered warrants to purchase an aggregate of 636,404 shares of the Company’s common stock. These warrants will have an exercise price of $4.8345 per share, will be exercisable upon receipt of shareholder approval and will expire five years from the initial exercise date or November 18, 2029.
In accordance with the Inducement Agreement we recognized a deemed dividend of $1.94 million calculated as the fair value of the warrants and reduction in exercise price of the warrants as described above immediately following the Inducement Agreement. The fair values were determined using the Black Scholes Model and the deemed dividend was recorded as of December 31, 2024 to arrive at Net loss attributable to common stockholders on the statements of operations.
On October 31, 2025, the institutional investor exercised 318,202 warrants to purchase shares of Class A Common Stock of the Company and the warrants were repriced to $4.20 per warrant for total proceeds of $1,336,448,
The warrants to purchase the remaining 318,202 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2025.
September 10, 2024
On September 10, 2024, the Company entered into a securities purchase agreement with a certain institutional investor. The investor and the Company previously entered into that certain securities purchase agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of the date of this report, all promissory notes have been repaid.
The Company agreed, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth therein, to issue certain shares warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances. Warrants shall be exercisable for a period of 24 months beginning on November 1, 2024.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of December 31, 2025.
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
The December 2024 SPA closed on December 5, 2024 resulting in net proceeds of $2,706,769 which includes $1,125,900 for the December 2024 Shares and $1,870,626 from the December 2024 Prefunded Warrants and is net of placement fees, legal expenses, and audit expenses totaling $290 thousand. The 139,000 shares of Class A Common Stock were issued on December 5, 2024.
Prefunded Warrants are exercisable immediately and shall expire when exercised in full. Series A Warrants are exercisable on or after the Shareholder Approval Date and have a term of exercise equal to 5 years from the Shareholder Approval Date. Series B Warrants are exercisable on or after the Shareholder Approval Date and have a term of exercise equal to 5 years from the Shareholder Approval Date. On October 31, 2025 the institutional investor forfeited the 370,370 December 2024 Series A Warrants and 277,778 December 2024 Series B Warrants in exchange for new Series A Warrants and Series B Warrants in the transaction discussed below.
All warrants related to this investment have been forfeited and are no longer outstanding as of December 31, 2025.
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

On October 31, 2025, as part of the transaction discussed below, the institutional investor exercised the remaining 414,202 January 2025 Series A Warrants and 207,101 January 2025 Series B Warrants after the exercise price was reduced to $4.20 per warrant resulting in total proceeds of $2,609,473.
All warrants related to this investment have been exercised and are no longer outstanding as of December 31, 2025.
October 31, 2025
On October 31, 2025, the Company entered into a Warrant Exercise and Exchange Inducement Agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) a portion of the warrants issued to the institutional investor on September 3, 2024, which were exercisable for 413,695 shares of the Company’s Class A Common Stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which were exercisable for 621,303 shares of Class A Common Stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 6, 2024, which are exercisable for 648,148 shares of Class A Common Stock, with a current exercise price of $8.10 per share, (the “December 2024 Warrants”) for New Warrants.
As consideration for the Exercise, the Company agreed to modify the Existing Warrants by reducing the exercise price of, including any unexercised portion thereof, to $4.20 per share; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of Class A Common Stock (equal to 180% of the shares of Class A Common Stock issued in connection with the Exercise) comprised of (a) “October 2025 Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's Class A Common Stock and “October 2025 Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's Class A Common Stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933; and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of Class A Common Stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share. Before and after the transaction, the Existing Warrants and the New Warrants were both determined to be equity classified and the transaction was directly attributable to an equity offering. As such, the Company recognized approximately $2.16 million from the modification within Additional paid in capital.
The WEEA closed on November 3, 2025 resulting in the Company receiving gross proceeds of $4,346,996 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants. The Company paid fees related transaction totaling $324,290 resulting in net proceeds of $4,022,706.
The warrants to purchase the 1,209,099 October 2025 Series A Warrants and the 1,301,945 October 2025 Series B Warrants remain outstanding as of December 31, 2025.
4. Investment
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
The Prepaid Warrant may be exercised in whole or in part at any time prior to the tenth annual anniversary of the issuance date of the Prepaid Warrant. No additional exercise price must be paid by the Company to exercise any portion of the Prepaid Warrant. The Prepaid Warrant also provides that the Company will receive any dividends declared by Boumarang that it would have been entitled to had the Prepaid Warrant been fully exercised, even if the Prepaid Warrant has not been exercised as of such time the distribution is made. Boumarang agreed to reserve a sufficient number of shares at all times to allow the Company to fully exercise the Prepaid Warrant. The Prepaid Warrant has certain anti-dilution protections, whereby the number of shares issuable upon the exercise of the Prepaid Warrant will proportionately adjust in the case of a stock-split or stock dividend of Boumarang’s common stock.
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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. During the year ended December 31, 2025, the Company recorded $360 thousand to Other expense for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by qualitative assessment. During the year ended December 31, 2024, the Company recorded $4.38 million, respectively, to Other income for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by an observable market transaction.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
QID Technologies, LLC — On November 12, 2024, the Company entered into a business arrangement with Qenta Inc. ("Qenta") under which Qenta and Trust Stamp formed a subsidiary, QID Technologies, LLC (“QID”). This arrangement is considered a related party transaction due to the common ownership. See Note 9 for details. In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1,000,000 license fee in the form of a promissory note, which was due and payable in three equal tranches on December 31, 2024, February 1, 2025; and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received all payments pursuant to this promissory note as of the date of this report.
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
The Company recorded the initial investment in QID of $100,000 in “Investments” on its consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of September 30, 2025 is below:

September 30, 2025
Current assets	$—
Noncurrent assets	1,210,266
Current liabilities	360,266
Noncurrent liabilities	—
Equity	$850,000
QID did not have a net loss during the year ended December 31, 2024 as the entity was formed on November 12, 2024. During the year ended December 31, 2025, the Company recorded 10.00% of QID's net loss or $75 thousand. Results for QID’s operations during the nine months ended September 30, 2025 are summarized below:

For the nine months ended September 30, 2025
Revenues	$—
Costs and expenses	750,296
Net loss	$(750,296)
The Company held a weighted average of 10% of QID’s equity during the year ended December 31, 2025.
Activity recorded for the Company’s equity method investment in QID as of December 31, 2025 is summarized in the following table:

September 30, 2025
Equity investment carrying amount at January 1, 2025	$—
Portion of operating losses recognized	(75,030)
Change in T Stamp Inc's basis	160,055
Equity investment carrying amount at December 31, 2025	$85,025
5. Balance Sheet Components
Notes Receivable
Notes receivable as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
QID Note Receivable	$—	$1,000,000
Notes Receivable	$—	$1,000,000
On November 12, 2024, the Company entered into a business arrangement with Qenta. Under the arrangement, Qenta spun its Goldstar KYC technology off into a newly formed subsidiary, QID Technologies LLC (“QID”). In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (I) a $1,000,000 license fee in the form of a promissory note, which is due and payable in three equal tranches on February 26, 2025; March 3, 2025, and April 30, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The Company has received $900 thousand in payments pursuant to this note as of the date of this report.

Prepaid expenses and other current assets
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Prepaid operating expenses	$281,805	$417,106
Rent deposit	22,477	26,530
Value added tax receivable	33,597	42,000
Tax credit receivable (short-term)	—	25,045
Miscellaneous receivable	3,666	18,435
Prepaid software	139,623	—
Prepaid expenses and other current assets	$481,168	$529,116
Capitalized internal-use software, net
Capitalized internal-use software, net as of December 31, 2025 and 2024 consisted of the following:

		As of December 31,
	Useful Lives	2025	2024
Internally developed software	5 Years	$5,270,995	$4,517,327
Less: Accumulated depreciation		(3,565,169)	(2,967,995)
Capitalized internal-use software, net		$1,705,826	$1,549,332
Amortization expense is recognized on a straight-line basis and for the year ended December 31, 2025 and December 31, 2024 totaled $609 thousand and $562 thousand, respectively.
The Company determined that as of year ended December 31, 2025 and 2024, $7 thousand and $25 thousand, respectively of Capitalized internal-use software were impaired. The impaired Capitalized internal-use software were expensed to Research and development during the year ended December 31, 2025 and 2024.
Property and equipment, net
Property and equipment, net as of December 31, 2025 and 2024 consisted of the following:

		As of December 31,
	Useful Lives	2025	2024
Computer equipment	3-4 Years	$217,167	$146,896
Furniture and fixtures	10 Years	21,196	24,973
Property and equipment, gross		238,363	171,869
Less: Accumulated depreciation		(180,152)	(140,194)
Property and equipment, net		$58,211	$31,675
Depreciation expense is recognized on a straight-line basis and for the year ended December 31, 2025 and year ended December 31, 2024 totaled $24 thousand and $32 thousand, respectively.

Accrued expenses
Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Compensation payable	$97,913	$228,435
Commission liability	339,502	12,937
Accrued employee taxes	31,195	191,447
Accrued patent	13,738	—
Other accrued liabilities	79,694	88,318
Accrued expenses	$562,042	$521,137

6. Goodwill and Intangible Assets, Net
There were no changes in the carrying amount of Goodwill for the years ended December 31, 2025 and 2024.
Intangible assets, net as of December 31, 2025 and 2024 consisted of the following:

		As of December 31,
	Useful Lives	2025	2024
Patent application costs	3 Years	$689,174	$599,223
Trade name and trademarks	3 Years	74,975	65,948
Intangible assets, gross		764,149	665,171
Less: Accumulated amortization		(583,114)	(451,893)
Intangible assets, net		$181,035	$213,278

The Company determined that for the years ended December 31, 2025 and 2024, $10 thousand and $2 thousand, respectively, of Patent application costs were impaired. The impaired Patent application costs were expensed to Selling, general, and administrative expense during the year ended December 31, 2025.
The Company added 3 patents during the year ended December 31, 2025 bringing the total number of patents issued to 26 as of December 31, 2025.
Intangible asset amortization expense is recognized on a straight-line basis and for the year ended December 31, 2025 and 2024 totaled $134 thousand and $136 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2026	$101,892
2027	59,675
2028	19,468
$181,035
7. Income Taxes
Net loss before taxes consisted of the following:

	For the years ended December 31,
	2025	2024
U.S.	$(6,054,099)	$(7,289,854)
Non-U.S.	(2,257,225)	(3,307,494)
Net loss before taxes and equity method investment	$(8,311,324)	$(10,597,348)
The components of income tax benefit (expense) are as follows:

	For the years ended December 31,
	2025	2024
Current:
U.S. Federal	$(405)	$4,606
U.S. State	5,375	3,200
Non-U.S.	8,805	—
	13,775	7,806
Deferred:
U.S. Federal	—	—
U.S. State	—	—
Non-U.S.	—	—
	—	—
Total income tax benefit (expense)	$13,775	$7,806
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the year ended December 31, 2025, in accordance with ASU 2023-09 which was adopted prospectively:

	Fiscal Year 2025
	Tax Impact	Rate Impact
US Federal Statutory Rate	$(1,745,378)	21.00%
Domestic Federal
Nontaxable or Nondeductible Items
Stock Compensation	52,163	(0.63)%
Other	5,224	(0.07)%
Tax Credits
Research and Development Tax Credits	(158,666)	1.91%
Changes in Federal Valuation Allowance	1,395,315	(16.79)%

State Taxes, net of federal income tax effect (1)	5,159	(0.06)%

Foreign Tax Effects
Malta
Statutory Tax Rate Difference Between Malta and the US	(278,513)	3.35%
Nondeductible Losses	696,283	(8.38)%
Other Foreign Jurisdictions
Effect of Rates Different than Statutory	5,927	(0.07)%
Foreign Net Operating Loss - PTR	1,136	(0.01)%
Changes in Foreign Valuation Allowance	35,125	(0.42)%
	$13,775	(0.17)%

(1) State taxes in New York make up the majority (greater than 50%) of the Company's state income tax expense.
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis prior to the adoption of ASU 2023-09 is as follows for the years ended December 31:

For the year ended December 31, 2024
Expected tax provision (benefit) at U.S. federal statutory rate	$(2,232,547)
State income taxes, net of federal benefit	11,169
Foreign tax rate differential	(401,831)
Foreign nondeductible expenses	1,012,744
Foreign deferred only adjustment	3,870,611
Change in valuation allowance	(2,339,502)
Change in deferred rate impact	(153,018)
Prior year deferred tax adjustments	(16,246)
Stock compensation	78,998
Credits	(196,077)
Warrants	75,350
Loss On Investments	244,966
Other	53,189
Total provision (benefit) for income taxes	$7,806

Temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of December 31,
	2025	2024
Deferred Tax Assets:
Net operating losses	$6,260,311	$4,341,271
Section 174	485,700	1,285,511
Tax credits	852,202	718,107
Equity compensation	1,760,059	1,594,665
Lease liability	2,979	9,787
Loss on investment	951,052	958,208
Other - accruals	16,109	5,468
Other	17,546	36,441
Total Deferred Tax Assets	10,345,958	8,949,458
Deferred Tax Liabilities:
Capitalized internal-use software, net	(20,420)	(45,892)
Right-of-use asset	(3,026)	(10,117)
Total Deferred Tax Liabilities	(23,446)	(56,009)
Net Deferred Tax Assets	10,322,512	8,893,449
Valuation allowance	(10,322,512)	(8,893,449)
Deferred Tax Assets, Net	$—	$—
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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Company’s cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2025 and 2024, the net increase in the total valuation allowance for 2025 was $1,429,063 and the decrease for 2024 was $2,339,502, and management has determined that based on all available evidence, a valuation allowance of $10,322,512 and $8,893,449 is appropriate at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had Federal net operating loss carrying forwards of $25,601,610, which have an indefinite life. At December 31, 2025, the Company had state net operating loss carry forwards of $4,718,777. State net operating losses generated for years ending December 31, 2017 total $574,051 and will expire in 2037. Net operating losses generated beginning in 2018 total $4,144,726 and have an indefinite life. At December 31, 2025, the Company had foreign net operating loss carry forwards of $2,475,354 with an indefinite carry forward period.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the years ended December 31,
	2025	2024
Unrecognized tax benefit/(Expenses) — January 1	$179,778	$129,082
Gross increases — tax positions in current period	—	—
Gross increases — tax positions in prior period	40,111	50,696
Gross decreases — tax positions in current period	—	—
Gross decreases — tax positions in prior period	—	—
Gross decreases — settlements with taxing authorities	—	—
Gross decreases — lapse of statute of limitations	—	—
Unrecognized tax benefits/(Expenses) — December 31	$219,889	$179,778
Included in the balance of unrecognized tax benefit as of December 31, 2025 and December 31, 2024, are $219,899 and $179,778 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2025, and $0 of penalty, and in total, as of December 31, 2025 has recognized $0 of interest and penalty.
The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2025 the Company’s tax returns for 2022, 2023 and 2024 are subject to full examination by the tax authorities. As of December 31, 2025, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2022, except to the extent of NOLs generated in prior years claimed on a tax return.
8. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the years ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,325,099)	$(12,544,593)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	3,112,440	1,104,225

Net loss per share attributable to common stockholders	$(2.67)	$(11.36)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of December 31,
	2025	2024
Options, RSUs, and grants	511,329	103,521
Warrants	3,501,133	1,826,593
Total	4,012,462	1,930,114
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
During the year ended December 31, 2025 and 2024, the Company entered into agreements with advisory board members and other external advisors to issue cash payments and stock awards in exchange for services rendered to the Company monthly. The total granted stock-based awards to advisory board members and other external advisors during the year ended December 31, 2025 and 2024 included grants totaling, $119 thousand and $55 thousand, respectively, and RSUs totaling $36 thousand and $6 thousand, respectively.
In addition to issuing stock awards to advisory board members and other external advisors, during the year ended December 31, 2025 and 2024, the Company granted stock-based awards to multiple employees. The total granted stock-based awards to employees during the year ended December 31, 2025 and 2024 included grants totaling, $76 thousand and $32 thousand, respectively, options totaling $9 thousand and $6 thousand respectively and RSUs totaling $863 thousand and $1.22 million, respectively.
The following table summarizes stock option activity for the year ended December 31, 2025 and 2024:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	22,665	$84.28	1.27	$—
Options granted	4,924	5.32
Options exercised	—	—
Options canceled and forfeited	(19,198)	89.07
Balance as of December 31, 2025	8,391	34.83	2.57	—
Options vested and exercisable as of December 31, 2025	8,391	$34.83	2.57	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $0.
The weighted average grant-date fair value of options granted during the year ended December 31, 2025 and 2024 was $1.91 and $3.88 per share, respectively. The total grant-date fair value of options that vested during the year ended December 31, 2025 and 2024 was $9 thousand and $6 thousand, respectively.

The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2025 and 2024:

For the years ended December 31,
	2025	2024
Fair value of Class A Common Stock	$1.27 — $4.48	$0.75 — $10.81
Exercise price	$2.86 — $6.85	$8.18 — $24.60
Risk free interest rate	3.55 — 4.33%	3.51% — 4.71%
Expected dividend yield	0.00%	0.00%
Expected volatility	150.13% — 166.59%	79.19% — 164.97%
Expected term	3 Years	3 Years
As of December 31, 2025, the Company had 8,391 stock options outstanding of which all are fully vested options.
As of December 31, 2025, the Company has 25,041 common stock grants outstanding of which 20,107 were vested but not issued and 4,934 were not yet vested. All fully vest by December 31, 2026. The Company had unrecognized stock-based compensation related to common stock grants of $9 thousand as of December 31, 2025.
As of December 31, 2025, the Company had 477,897 RSUs outstanding of which 4,070 were vested but not issued and 473,827 were not yet vested. All granted and outstanding RSUs will fully vest by January 1, 2027. The Company had unrecognized stock-based compensation related to RSUs of $158 thousand as of December 31, 2025.
A summary of outstanding RSU activity as of December 31, 2025 and 2024 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2024	29,740
Granted	69,539
Vested (issued)	(22,146)
Forfeited	(5,059)
Balance as of December 31, 2024	72,074
Granted	478,027
Vested (issued)	(51,771)
Forfeited	(20,433)
Balance as of December 31, 2025	477,897
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the years ended December 31,
	2025	2024
Cost of services	$29,735	$6,476
Research and development	147,511	60,686
Selling, general, and administrative	924,899	1,248,761
Total stock-based compensation expense	$1,102,145	$1,315,923
10. Stockholders’ Equity
Common Stock — As of December 31, 2025, the Company was authorized to issue 50,000,000 Common Stock. Pursuant to the Company’s Third Amended & Restated Certificate of Incorporation, the Board of Directors of the Company has the right to designate shares of the Company’s Common Stock as either Class A or Class B Common Stock. As of December

31, 2025 and 2024, all shares of Common Stock of the Company have been designated as Class A Common Stock, and there is no issued (or designated) Class B Common Stock.
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
July 13, 2024
On July 13, 2024, the Company entered into a securities purchase agreement with DQI Holdings, Inc. (“DQI”). Pursuant to the terms of the securities purchase agreement, DQI agreed, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth in the securities purchase agreement, to purchase from the Company 306,514 shares of Class A Common Stock, par value $0.01 of the Company (the “Class A Common Stock”) at $6.525 per share, which was equal to the closing price of the Company’s Class A Common Stock on the Nasdaq Stock Market on July 11, 2024. The total purchase price for the shares was agreed to be paid pursuant to three promissory notes issued by the Purchaser to the Company comprised of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement as contemplated by the Registration Rights Agreement. As of December 31, 2025 all promissory notes have been repaid in full.
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
February 25, 2025
Pursuant to the Registration Statement on Form S-3 (Registration No. 333-271091), most recently supplemented on February 25, 2025, T Stamp Inc. (the "Company") raised approximately $6.196 million from the sale of its Class A Common Stock in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) under the Equity Distribution Agreement dated February 25, 2025 with Maxim Group LLC ("Maxim"), pursuant to which the Company may issue and sell up to $6,196,000 worth of the Company's Class A Common Stock through or to Maxim, acting as its agent or principal. As of December 31, 2025, the Company sold 1,713,543 Class A Common Stock shares at a volume-weighted average price of approximately $3.55 per share, based on sales effected between July 8, 2025 (the date of its first sale in the "at the market offering") and October 9, 2025, for net proceeds of $6,010,116, net of $185,880 in raise fees.
Preferred Stock — On July 6, 2023, the Company received confirmation of the acceptance of its Third Amended and Restated Certificate of Incorporation (the "A&R Certificate of Incorporation") from the Secretary of State of Delaware. The A&R Certificate of Incorporation was approved by the Company’s stockholders by written consent pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2023. Written consent from the majority of stockholders was received as of May 13, 2023. The A&R Certificate of Incorporation Amendment accepted on July 6, 2023 maintained the 50,000,000 authorized shares of Common Stock and eliminated the authorized Preferred Stock.
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
11. Related Party Transactions
Related Party Payables
Related party payables of $102 thousand and $57 thousand as of December 31, 2025 and 2024, respectively, primarily relate to amounts owed to 10Clouds, the Company’s contractor for software development and investor in the Company, and smaller amounts payable to members of management as expense reimbursements. Total costs incurred in relation to 10Clouds for the year ended December 31, 2025 and for the year ended December 31, 2024 totaled approximately $43 thousand and $112 thousand, respectively.
Related Party Receivables
Related party receivables of $15 thousand and $22 thousand as of December 31, 2025 and 2024, respectively, primarily relate to amounts due from an employee loan and smaller amounts due from employee.
QID Technologies, LLC
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies LLC. The Company and QID have entered into a license and assignment agreement and a Master Technology Services Agreement. See Note 4 for more information. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, and Net loss from equity method investment. As of December 31, 2025 and December 31, 2024, the Company had outstanding billings owed from QID of $360,423 and $0, respectively.
Legal Services
A member of management provides legal services to the Company from a law firm privately owned and separate from the Company. Certain services are provided to the Company through this law firm. Total expenses incurred by the Company in relation to these services totaled $0 during the year ended December 31, 2025 and 2024. Amounts payable as of December 31, 2025 and 2024 were also $0.
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

The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of December 31, 2025 and 2024, the Vital4Data, Inc. commission due was $0.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent (30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The Company has not earned any commissions pursuant to the CyberFish agreement to date. As of December 31, 2025 and December 31, 2024, the CyberFish commission due was $0.
12. Malta Grant
U.S. GAAP does not provide authoritative guidance regarding the receipt of economic benefits from government entities in return for compliance with certain conditions. Therefore, based on ASC 105-10-05-2, non-authoritative accounting guidance from other sources was considered by analogy in determining the appropriate accounting treatment, the Company elected to apply International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance and recognizes the expected reimbursements from the Republic of Malta as deferred income. As reimbursable operating expenses are incurred, a receivable is recognized (reflected within “Prepaid expenses and other current assets” in the consolidated balance sheets) and income is recognized in a similar systematic basis over the same periods in the consolidated statements of operations. During the year ended December 31, 2024, the Company incurred $0 in expenses that are reimbursable under the grant. As of December 31, 2025, all amounts provided for under this grant were received.
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
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into three separate tranches. 50% Pre-financing resulting in €38 thousand or $40 thousand, 30% interim financing €23 thousand or $24 thousand and 20% retention resulting in €15 thousand or $16 thousand. On May 3, 2024 the Company received the pre-financing tranche. The Company did not recognize any income related to these grants during the twelve months ended December 31, 2025. As a result, the Company recorded €25 thousand or $29 thousand and €25 thousand or $26 thousand to deferred revenue as of December 31, 2025 and 2024, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand. On November 29, 2024, the Company received the pre-financing tranche. During the year ended December 31, 2025, we recognized €76 thousand or $89 thousand as grant income, in other income, and this was in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company recorded €36 thousand or $42 thousand and €112 thousand or $115 thousand to deferred revenue as of December 31, 2025 and 2024, respectively.

13. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in Denmark, Rwanda, and Japan to support its dispersed workforce. As of December 31, 2025, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	December 31, 2025
Weighted average remaining lease term	1.39 years
Weighted average discount rate	5.0%
During the year ended December 31, 2025, the Company did not terminate any operating leases.
Balance sheet information related to leases as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
Operating lease right-of-use assets
Operating lease right-of-use assets	$102,554	$152,569

Operating lease liabilities
Short-term operating lease liabilities	$56,883	$84,549
Long-term operating lease liabilities	18,232	38,369
Total operating lease liabilities	$75,115	$122,918
Future maturities of ASC 842 lease liabilities as of December 31, 2025 are as follows:

	Principal Payments	Imputed Interest Payments	Total Payments
2026	$56,883	$1,740	$58,623
2027	9,295	659	9,954
2028	8,937	187	9,124
Total future maturities	$75,115	$2,586	$77,701
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our consolidated statement of operations for the year ended December 31, 2025 and 2024 as follows:

	For the years ended December 31,
	2025	2024
Operating lease expense – fixed payments	$158,839	$155,610
Short term lease expense	40,458	46,685
Total lease expense	$199,296	$202,295

Supplemental cash flows information related to leases was as follow:

	As of December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(136,433)	$(154,281)
During the year ended December 31, 2025, the Company did not incur variable lease expense.
Financial Liability Obligation — The Company has no financial liability as of December 31, 2025. The Company’s financial liability totaled $162 thousand as of December 31, 2023, respectively, for an executed agreement with a telecommunications company for acquiring mobile hardware. On March 3, 2023, the Company provided a 30-day termination notice to the telecommunications company which terminates the mobile hardware data service. Under the contract terms with the telecommunications company, upon termination of the data service the Company must pay the remaining financial liability during the final data service billing period. During April 2024, the remaining financial liability was resolved with a settlement amounting to $187 thousand and no further payment is due year ended December 31, 2025.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
14. Segment Reporting
The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in our consolidated financial statements. The Company currently operate in one reportable segment, artificial intelligence-powered solutions. The artificial intelligence-powered solutions segment generates revenue primarily from software licenses, professional services, and recurring SaaS revenue. The Company determined that providing the geographic information is impracticable as consolidated financial results are evaluated regardless of the location.
The Company’s Chief Operating Decision Maker (the "CODM") is the Chief Executive Officer. Our CODM uses the segment information primarily to evaluate the profitability and strategic growth potential of the segment. The reported measures of profit or loss are evaluated at the consolidated financial level and is benchmarked against historical performance and expectations. The CODM does not distinguish between markets or segments for the purpose of internal reporting. Based on this analysis, the CODM evaluates strategic decisions such as investing in new technologies or reallocating operational resources, particularly workforce-related expenses.
The Company’s CODM assesses performance, allocates resources, and makes operating decisions on a consolidated net income basis. The segment Net revenues earned that were United States based were $3.12 million and $3.08 million for the years ended December 31, 2025 and 2024, respectively, while non-United States based revenues earned were $17 thousand and $4 thousand, respectively. The Company’s significant segment expenses, which are the expenses included in Operating loss as well as Interest expenses, net, Change in fair value of warrant liability, Other income, Other expense, and other segment items, which includes Income tax expense, Net loss from equity method investment, related party, and Loss on extinguishment of debt, are included in the Company’s consolidated statement of operations. Segment assets are disclosed in the consolidated balance sheets. The majority of the Company's long-lived tangible assets are held in the United States by T Stamp Inc. and amounts held by non-United States entities are immaterial.

15. Subsequent Events
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement, and Consulting Agreement
On March 9, 2026, Trust Stamp Malta Limited entered into a share purchase agreement (the “SPA”) with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”). Pursuant to the SPA, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 or $254,600 (the “Total Consideration”), consisting of (i) a cash payment of €30,000 or $34,776 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 or $40,200 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration with an agreed value equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction.
Berta Pappenheim, a member of the Company’s Board of Directors, is the CEO, co-founder, and a director of CyberFish – and prior to the closing of the SPA, she owned 100% of CyberFish.
In connection with the closing of the SPA, and to govern the parties’ ongoing relationship as shareholders of CyberFish, Trust Stamp Malta Limited entered into a Shareholders Agreement (the “Shareholders Agreement”) with (i) Berta Pappenheim and (ii) CyberFish. The Shareholders Agreement contains provisions governing, among other things, the governance and management of CyberFish, board composition and voting, shareholder consent matters, information and reporting rights, financing expectations, and transfer restrictions with respect shares of CyberFish.
Also on March 9, 2026, Trust Stamp Malta Limited entered into a Consulting Agreement (the “Consulting Agreement”) with CyberFish. Under the Consulting Agreement, CyberFish agreed to provide consulting services relating to market development in the United Kingdom, including market entry and expansion strategy, business development, partnership identification, and related services. CyberFish designated Berta Pappenheim as key personnel to perform the services on its behalf. The Consulting Agreement contemplates that the services will be performed for an average of three (3) days per week over a rolling six-week period. In consideration for the services, Trust Stamp Malta Limited will pay CyberFish fees of £65,000 or $74,976 per year, payable in twelve equal monthly installments. Either party may terminate the Consulting Agreement upon 30 days’ prior written notice, and Trust Stamp Malta Limited may terminate the Consulting Agreement immediately upon certain events, including material breach, breach of confidentiality, certain legal or compliance impediments, or misconduct or gross negligence, in each case as provided in the Consulting Agreement. The Consulting Agreement includes customary confidentiality provisions and provides that intellectual property created pursuant to or in connection with the services will vest exclusively in Trust Stamp Malta Limited, subject to the terms of the Consulting Agreement.
Acquisition of Lexverify Ltd.
On February 27, 2026, T Stamp, Inc. completed the acquisition of one hundred percent (100%) of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales (“Lexverify”) pursuant to a share purchase agreement dated February 27, 2026 (the “SPA”) by and among the Company and the shareholders of Lexverify (each, a “Seller” and collectively, the “Sellers”). While limited in size, the Company believes this acquisition provides new expertise in the training and use of large language models as well as providing an additional access point to the UK market for the Company.
The aggregate purchase price for the acquisition is payable entirely in shares of the Company’s Class A Common Stock, par value $0.01 per share, with the number of shares totaling 157,508. The Purchase Price was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the Purchase Price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the Purchase Price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the SPA. On the Closing Date, the Company issued 39,377 shares of Common Stock to the Sellers in satisfaction of the Completion Consideration. As of the date of this Annual Report, shares of Common Stock remain to be issued by the Company to the Sellers to satisfy the Deferred Consideration.

The purchase price and the allocation of consideration to the assets acquired and liabilities are currently being evaluated. Based on the information available as of the date of the issuance of the consolidated financial statements, the Company has determined that the acquisition individually and in aggregate are not material to the Company's consolidated financial statements. As a result, pro forma financial information and detailed disclosures of net assets acquired have not been presented.

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
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on our evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2025.
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
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended December 31, 2024, filed with the SEC on March 31, 2025, management concluded that our internal controls over financial reporting were not effective. Management identified certain material weaknesses relating to insufficient management review of the Company’s accounting for and recording of complex equity transactions.
Remediation Plan for Previous Existing Material Weaknesses
Management is committed to the remediation of the material weakness described above. As such, controls have been added to ensure precision of management’s review of the Company’s accounting for and recording of complex equity transactions.
Management's remediation plan has resulted in an improved internal control environment with enhanced internal controls being implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that we have fully remediated the material weakness.

Change in Internal Control over Financial Reporting
Except for our remediation of the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements

During the year ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Name	Position	Age	Date Appointed to Current Position	Approximate hours per week for part- time employees
Executive Officers
Gareth Genner	Chief Executive Officer, Director	66	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President, Director	34	January 01, 2016	N/A (Full-Time)
Andrew Scott Francis	Chief Technology Officer	52	August 28, 2016	N/A (Full-Time)
Lance Wilson	Chief Financial Officer	36	January 02, 2025	N/A (Full-Time)

Directors
Gareth Genner	Chief Executive Officer, Director	66	January 01, 2016	N/A (Full-Time)
Andrew Gowasack	President, Director	34	January 01, 2016	N/A (Full-Time)
William McClintock*		83	January 08, 2021
Kristin Stafford*		55	January 01, 2021
Berta Pappenheim		46	December 01, 2021
Charles Potts*		65	December 01, 2021
David Curmi*		66	March 06, 2026

Significant Employees
John Wesley Bridge	Executive Vice President	59	May 01, 2019	N/A (Full-Time)
Norman Hoon Thian Poh	Chief Science Officer	50	September 01, 2019	N/A (Full-Time)
_____________________________________
*Independent Director
(1)Pursuant to an oral agreement entered into with FSH Capital as a pre-condition to their investment (and subsequently confirmed by resolution of the Board of Directors of the Company), FSH Capital has the right to nominate one (1) director of the Company. FSH Capital previously nominated Joshua Allen to the director seat, which he held until his resignation on September 26, 2024. As of March 30, 2026, FSH Capital has not exercised its nomination right to fill this vacancy.
Directors
Our Board of Directors (the "Board", the "Directors") currently consists of seven directors, and is a classified Board, divided into three classes, with Directors maintaining their roles until they resign or a successor is elected as the corresponding Annual Meeting. Class I will hold office for a term up for vote at the 2026 Annual Meeting of Stockholders; Class II will hold office for a term up for vote at the 2027 Annual Meeting; and Class III will hold office for a term up for vote at the 2025 Annual Meeting (which has been deferred due to the Company's inability to obtain a quorum at the previously scheduled 2025 Annual Meeting). At each Annual Meeting, the successors to the class of directors whose terms are subject to vote at that meeting are to be elected for a term of office subject to vote at the third succeeding Annual Meeting after their election and until their successors have been duly elected and qualified or until such director’s earlier death, resignation, or removal.
The Directors of the Company have been divided into classes as presented in the table below:

Class I Directors	Term Expiration
Gareth Genner	2026 Annual Meeting
William McClintock	2026 Annual Meeting
Charles Potts	2026 Annual Meeting

Class II Directors
Kristin Stafford	2027 Annual Meeting
Andrew Gowasack	2027 Annual Meeting

Class III Directors
David Curmi*	2025 Annual Meeting(1)(2)
Berta Pappenheim	2025 Annual Meeting(1)
(1) The Company has not yet reached quorum to complete its business for the 2025 Annual Meeting.
(2) David Curmi was appointed to the Board of Directors effective March 6, 2026, concurrently with the resignation from the Board of Directors of Andrew Scott Francis
Gareth Genner, Chief Executive Officer, Director
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
David Curmi, Director
David Curmi is a financial services professional and corporate executive. He is currently Executive Chairman of KM Malta Airlines, the flag carrier airline of the Maltese Islands, and was formerly the Executive Chairman of Air Malta P.L.C. He also holds the following positions and directorships; Chairman World Aviation Group Ltd., member of the Board of The Malta Tourism Authority and member of the Customer Advisory Board of SITA International. Mr. Curmi is an Associate of the Chartered Insurance Institute of the United Kingdom and a Chartered Insurer.
Mr. Curmi started his career in the insurance industry over forty years ago, during which time he held various senior executive positions with a number of insurance operators. He previously served as the first Chairman of the Board of Governors of the National Development and Social Fund (NDSF) as well as Trade Malta Ltd. Mr. Curmi is a former President of the Malta Chamber of Commerce, Enterprise and Industry the leading business representative body in Malta.
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
Our Board of Directors currently consists of seven (7) members. Our Board of Directors has determined that Charles Potts, William McClintock, Kristin Stafford, and David Curmi qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Gareth Genner, Andrew Gowasack, and Berta Pappenheim are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business, personal activities, and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
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
Compensation Committee
The Compensation Committee has four members, including Mr. McClintock, Mr. Potts, Ms. Pappenheim, and Mr. Curmi. Mr. McClintock serves as the chairman of the Compensation Committee.

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
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2025. For a description of transactions between us and members of our Compensation Committee and affiliates of such members (if any), please see “Certain Relationships and Related Party Transactions”.
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
Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2025.
Insider Trading Plans
We have adopted insider trading and 10b5-1 trading plan policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our insider trading policy and our 10b5-1 trading plan policy are filed as Exhibit 19.1, respectively, to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal year ended December 31, 2025 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2025 and whose total compensation for the 2025 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):
Summary Compensation Table

	Year	Salary	Cash Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gareth Genner,	2024	$341,250	$—	$341,250	(6)	$—	$—	$—	$—	$682,500
Chief Executive Officer (1)	2025	$341,250	$—	$341,250	(7)	$—	$—	$—	$—	$682,500

Andrew Gowasack,	2024	$276,143	$—	$276,143	(6)	$—	$—	$—	$—	$552,286
President (2)	2025	$276,143	$—	$276,143	(7)	$—	$—	$—	$—	$552,286

Andrew Scott Francis,	2024	$205,396	$—	$205,396	(6)	$—	$—	$—	$—	$410,792
Chief Technical Officer (3)	2025	$205,396	$—	$205,396	(7)	$—	$—	$—	$—	$410,792

Alex Valdes,	2024	$205,396	$—	$—		$—	$—	$—	$—	$205,396
Chief Financial Officer (4)	2025	$—	$—	$—		$—	$—	$—	$—	$—

Lance Wilson,	2024	$—	$—	$—		$—	$—	$—	$—	$—
Chief Financial Officer (5)	2025	$182,250	$—	$18,225	(8)	$—	$—	$—	$—	$200,475
_____________________________________
(1)Mr. Genner earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Genner’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonuses earned in 2024 were granted in March and April 2025 and the stock bonuses earned in 2025 were granted in January 2026. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(2)Mr. Gowasack earned the compensation shown in the table above pursuant to the terms of his employment agreement. Pursuant to Mr. Gowasack’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonuses earned in 2024 were granted in January and April 2025 and the stock bonuses earned in 2025 were granted in January 2026. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.

(3)Mr. Francis earned the compensation shown in the table above pursuant to the terms of their employment agreement. Pursuant to Mr. Francis’s employment agreement, he is entitled to an annual bonus (as described under “Elements of Compensation – Bonus” further below). The stock bonuses earned in 2024 were granted to Mr. Francis in January and April 2025 and the stock bonus earned in 2025 was granted to Mr. Francis in January 2026. See “Elements of Compensation” below for information on how the amount of bonuses are determined by the Company.
(4)Mr. Valdes earned the compensation shown in the table above pursuant to the terms of his employment agreement. There was no stock bonus earned by Mr. Valdes in 2024, and Mr. Valdes resigned from all positions with the Company effective January 2, 2025.
(5)Mr. Wilson earned the compensation shown in the table above pursuant to the terms of his employment agreement. The stock bonuses earned in 2025 were granted in January 2025.
(6)Represents the value of RSUs for Class A Common Stock that were granted in 2025 as compensation for 2024 services rendered. These RSUs became fully vested on January 2, 2026.
(7)Represents the value of RSUs for Class A Common Stock that were granted in 2026 as compensation for 2025 services rendered. These RSUs will become fully vested on January 2, 2027.
(8)Represents the value of RSUs for Class A Common Stock that were granted in 2025 as compensation for 2025 services rendered. These RSUs became fully vested on January 2, 2026.
Director Compensation
For the year ended December 31, 2025 the Company paid our directors as a group $240 thousand for their services as directors. There are seven directors as of December 31, 2025.
Elements of Compensation
Base Salary
For the year ended December 31, 2025, Mr. Genner, Gowasack, Francis, Valdes, and Wilson received a fixed base salary in an amount determined in accordance with their employment agreements with the Company. Factors influencing the salary of each of these individuals include:
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
Stock Awards
For the year ended December 31, 2025, we awarded 297,282 Restricted Stock Units to our named executive officers with vesting on January 2, 2025. For the year ended December 31, 2024, we awarded 44,716 Restricted Stock Units to our named executive officers with 44,716 vesting on January 2, 2024.

Equity Incentive Plans
As of the date of this report, the Company does not have a formal equity incentive plan pursuant to which it can issue awards.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer and director as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gareth Genner	—	—	—	—	—	123,297	$482,091	—	—
Andrew Gowasack	—	—	—	—	—	99,773	$390,112	—	—
William McClintock	—	—	—	—	—	624	$2,440	—	—
Andrew Scott Francis	—	—	—	—	—	74,212	$290,169	—	—
Lance Wilson	—	—	—	—	—	1,780	$6,960	—	—
Kristin Stafford	—	—	—	—	—	—	$—	—	—
Berta Pappenheim	—	—	—	—	—	—	$—	—	—
Charles Potts	—	—	—	—	—	—	$—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets out, as of March 30, 2026 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Amount and nature of beneficial acquirable		Percent of class (1)
Named Officers and Directors
Gareth Genner, Chief Executive Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	27,972	(2)	123,297	(3)	1.72%
Andrew Gowasack, President, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	27,468		99,773	(3)	1.44%
Andrew Scott Francis, Chief Technology Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	13,992		74,212	(3)	1.00%
Lance Wilson, Chief Financial Officer, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	928		4,417	(4)	0.06%
William McClintock, Independent Non-Executive Director, Hub 8, Unit 2 The Brewery Quarter, High St, Cheltenham GL50 3FF, United Kingdom	3,405		624	(3)	0.05%
Kristin Stafford, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	16		—		0.00%
Berta Pappenheim, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	—		—		0.00%
Charles Potts, Independent Non-Executive Director, 3017 Bolling Way NE, Floor 2, Atlanta, Georgia, 30305	5,560		12,773	(5)	0.21%
All executive officers and directors as a group (8 persons)	79,341		315,096		4.48%
Other 5% Holders
DQI Holdings Inc, 1900 Saint James Place Suite 125, Houston, TX 77056	—		250,930		2.85%
_____________________________________
(1)Based on 5,285,008 shares of Class A Common Stock outstanding as of March 30, 2026, plus 3,533,700 shares of Class A Common Stock acquirable within 60 days of March 30, 2026.
(2)Represents shares of Class A Common Stock held by Gareth Genner’s spouse, Barbara Genner (10,627) and shares of Class A Common Stock held by Gareth Genner (17,345).
(3)Represents shares of Class A Common Stock issuable pursuant to RSUs that vested on January 2, 2026.
(4)Represents shares of Class A Common Stock issuable pursuant to RSUs that vested on August 1, 2025 (2,637) and January 2, 2026 (1,780).
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
Item 13. Certain Relationships and Related Transactions
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement, and Consulting Agreement
On March 9, 2026, Trust Stamp Malta Limited, a wholly-owned subsidiary of T Stamp Inc. (the “Company”), entered into a Share Purchase Agreement (the “SPA”) with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”). Pursuant to the SPA, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 (the “Total Consideration”), consisting of (i) a cash payment of €30,000 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration with an agreed value equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction.
On March 9, 2026, the SPA closed, and Trust Stamp Malta Limited acquired 50% of CyberFish in exchange for the consideration described above. The non-cash consideration became effective as of the closing date and was not a condition to the closing of the SPA.
Berta Pappenheim, a member of the Company’s Board of Directors, is the CEO, co-founder, and a director of CyberFish – and prior to the closing of the SPA, she owned 100% of CyberFish.
Also on the March 9, 2026, in connection with the closing of the SPA, and to govern the parties’ ongoing relationship as shareholders of CyberFish, Trust Stamp Malta Limited entered into a Shareholders Agreement (the “Shareholders Agreement”) with (i) Berta Pappenheim and (ii) CyberFish. The Shareholders Agreement contains provisions governing, among other things, the governance and management of CyberFish, board composition and voting, shareholder consent matters, information and reporting rights, financing expectations, and transfer restrictions with respect shares of CyberFish.
Also on March 9, 2026, Trust Stamp Malta Limited entered into a Consulting Agreement (the “Consulting Agreement”) with CyberFish. Under the Consulting Agreement, CyberFish agreed to provide consulting services relating to market development in the United Kingdom, including market entry and expansion strategy, business development, partnership identification, and related services. CyberFish designated Berta Pappenheim as key personnel to perform the services on its behalf. The Consulting Agreement contemplates that the services will be performed for an average of three (3) days per week over a rolling six-week period. In consideration for the services, Trust Stamp Malta Limited will pay CyberFish fees of £65,000 per year, payable in twelve equal monthly installments. Either party may terminate the Consulting Agreement upon 30 days’ prior written notice, and Trust Stamp Malta Limited may terminate the Consulting Agreement immediately upon certain events, including material breach, breach of confidentiality, certain legal or compliance impediments, or misconduct or gross negligence, in each case as provided in the Consulting Agreement. The Consulting Agreement includes customary confidentiality provisions and provides that intellectual property created pursuant to or in connection with the services will vest exclusively in Trust Stamp Malta Limited, subject to the terms of the Consulting Agreement.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent

(30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The Company has not earned any commissions pursuant to the CyberFish agreement to date. As of December 31, 2025 and December 31, 2024, the CyberFish commission due was $0.
QID Technologies, LLC
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies LLC. The Company and QID entered into a license and assignment agreement and a Master Technology Services Agreement. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, and Net loss from equity method investment.
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
Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid to CBIZ CPAs P.C, for services rendered.

	For the years ended December 31,
	2025	2024
Audit Fees (1)	$479,490	$473,665
Total Fees	$479,490	$473,665
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

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022).

4.1	Form of Warrant dated November 9, 2016 ($5,000 per share) (incorporated by reference to Exhibit 3.9 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.2	Form of Warrant dated November 9, 2016 ($1,000,000) (incorporated by reference to Exhibit 3.10 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.3	Form of Warrant dated September 30, 2016 (incorporated by reference to Exhibit 3.11 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.4	Form of Warrant dated December 16, 2016 (incorporated by reference to Exhibit 3.12 to the Company’s Form DOS filed with the SEC on December 30, 2019).

4.5	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

4.6	Prepaid Warrant issued by Boumarang Inc. to the Company (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).
4.7	Form of Pre-Funded Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).
4.8	Form of Private Placement Warrant Dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on September 13, 2024).

4.9	Form of New Warrant dated September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

4.10	Form of Common Stock Purchase Warrant dated September 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.12	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.13	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.14	Form of Pre-Funded Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.15	Form of Series A Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

4.16	Form of Series B Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

10.1	Emergent Agreement dated June 11, 2020 (incorporated by reference to Exhibit 6.11 to the Company’s Form 1-SA for the six months ended June 30, 2020 filed with the SEC on September 28, 2020).

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

10.37
Note Purchase Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.38	Secured Promissory Note dated July 1, 2025 issued to the Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.39	Security Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.40
Intellectual Property Security Agreement dated July 1, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.41
Channel Partnership Agreement effective as of April 17, 2025 by and between Trust Stamp Malta Limited and CyberFish (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.42
Form of Warrant Exercise and Exchange Agreement, dated October 31, 2025 by and between T Stamp Inc. and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2025).

10.43
Share Purchase Agreement between the Company and Lexverify Ltd dated February 27, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2026).

10.44
Share Purchase Agreement, dated March 9, 2026, by and between Trust Stamp Malta Limited and CyberFish CyberPsychology Solutions Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2026).

10.45
Shareholders Agreement, dated March 9, 2026, by and among Berta Pappenheim, Trust Stamp Malta Limited, and The CyberFish CyberPsychology Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2026).

10.46
Consulting Agreement, dated March 9, 2026, by and between Trust Stamp Malta Limited and The CyberFish CyberPsychology Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2026).

10.47*	Letter of Appointment effective March 21, 2026 sent by the Company to David Curmi (as non-executive director appointee).

19.1	T Stamp Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025)

23.1*	Consent of Marcum LLP

23.2*	Consent of CBIZ CPAs P.C.

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Trust Stamp Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: March 31, 2026

/s/ Lance Wilson
Lance Wilson, Principal Financial Officer, Principal Accounting Officer
Date: March 31, 2026

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: March 31, 2026

/s/ David Curmi
David Curmi, Director
Date: March 31, 2026

/s/ William McClintock
William McClintock, Director
Date: March 31, 2026

/s/ Charles Potts
Charles Potts, Director
Date: March 31, 2026

/s/ Kristin Stafford
Kristin Stafford, Director
Date: March 31, 2026

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: March 31, 2026