Form 10-Q
period 2026-03-31
T Stamp Inc
filed 2026-05-14
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2026, there were 5,599,964 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,894,181	$6,040,996
Accounts receivable, net (includes related party receivables of $359,836 and $360,423 as of March 31, 2026 and December 31, 2025, respectively)	951,517	938,436
Related party receivables	14,501	14,646
Prepaid expenses and other current assets	474,938	481,168
Total Current Assets	5,335,137	7,475,246
Capitalized internal-use software, net	1,792,167	1,705,826
Development technology	92,470	—
Goodwill	1,472,489	1,248,664
Intangible assets, net	183,896	181,035
Property and equipment, net	75,943	58,211
Operating lease right-of-use assets	64,977	102,554
Investments (includes related party investment of $333,464 and $85,025 as of March 31, 2026 and December 31, 2025, respectively)	693,070	444,631
Other assets	27,235	22,242
Total Assets	$9,737,384	$11,238,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$352,594	$146,213
Related party payables	47,613	102,223
Accrued expenses	363,806	562,042
Deferred revenue (includes related party deferred revenue of $139,869 and $0 as of March 31, 2026 and December 31, 2025, respectively)	168,642	71,324
Consideration payable for equity method investment	40,017	—
Income tax payable	13,783	13,783
Short-term operating lease liabilities	24,417	56,883
Total Current Liabilities	1,010,872	952,468

Warrant liabilities	250,668	251,465
Notes payable (includes accrued interest of $195,950 and $189,360, as of March 31, 2026 and December 31, 2025, respectively)	1,119,077	1,127,937
Long-term operating lease liabilities	15,689	18,232
Total Liabilities	2,396,306	2,350,102

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 5,285,008 and 5,245,631 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	52,850	52,456
Additional paid-in capital	79,106,413	78,446,696
Accumulated other comprehensive income	35,310	11,254
Accumulated deficit	(72,014,934)	(69,783,538)
Total T Stamp Inc. Stockholders’ Equity	7,179,639	8,726,868
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	7,341,078	8,888,307
Total Liabilities and Stockholders’ Equity	$9,737,384	$11,238,409
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2026	2025
Net revenue (includes related party revenue of $39,033 and $87,847 during the three months ended March 31, 2026 and 2025, respectively)	$756,832	$545,471
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	364,388	300,710
Research and development	597,721	437,235
Selling, general, and administrative	1,854,595	1,787,590
Depreciation and amortization	209,362	182,922
Total operating expenses	3,026,066	2,708,457
Operating loss	(2,269,234)	(2,162,986)
Non-Operating Income (Expense):
Interest expense, net	(4,264)	(23,595)
Change in fair value of warrant liability	797	4,559
Other income	45,056	26,361
Other expense	1,249	(1,726)
Total other income (expense), net	42,838	5,599
Net loss before taxes and equity method investment	(2,226,396)	(2,157,387)
Income tax expense	—	—
Net loss from equity method investment, related party	(5,000)	—
Net loss before non-controlling interest	(2,231,396)	(2,157,387)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to T Stamp Inc.	$(2,231,396)	$(2,157,387)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.42)	$(0.89)
Weighted-average shares used to compute basic and diluted net loss per share	5,281,608	2,436,043
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended March 31,
	2026	2025
Net loss including non-controlling interest	$(2,231,396)	$(2,157,387)
Other comprehensive income (loss):
Foreign currency translation adjustments	24,056	(42,269)
Total other comprehensive income (loss)	24,056	(42,269)
Comprehensive loss	(2,207,340)	(2,199,656)
Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,207,340)	$(2,199,656)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, January 1, 2025	2,023,351	$20,234	$64,284,462	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants	47,804	478	(15,627)	—	—	—	(15,149)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	414,202	4,142	3,205,881	—	—	—	3,210,023
Reverse stock split rounding	1,695	17	(17)	—	—	—	—
Stock-based compensation	—	—	60,556	—	—	—	60,556
Currency translation adjustment	—	—	—	(42,269)	—	—	(42,269)
Net loss	—	—	—	—	(2,157,387)	—	(2,157,387)
Balance, March 31, 2025	2,487,052	$24,871	$67,535,255	$138,879	$(63,615,826)	$161,439	$4,244,618

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, January 1, 2026	5,245,631	$52,456	$78,446,696	$11,254	$(69,783,538)	$161,439	$8,888,307
Issuance of shares of common stock in connection with acquisition of Lexverify Ltd.	39,377	394	399,606	—	—	—	400,000
Stock-based compensation	—	—	260,111	—	—	—	260,111
Currency translation adjustment	—	—	—	24,056	—	—	24,056
Net Loss	—	—	—	—	(2,231,396)	—	(2,231,396)
Balance, March 31, 2026	5,285,008	$52,850	$79,106,413	$35,310	$(72,014,934)	$161,439	$7,341,078
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,231,396)	$(2,157,387)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Change in value of equity method investment, related party	5,000	—
Depreciation and amortization	209,362	182,922
Stock-based compensation	260,111	60,556
Change in fair value of warrant liability	(797)	(4,559)
Non-cash interest	9,846	23,944
Non-cash lease expense	37,577	32,658
Changes in assets and liabilities:
Accounts receivable (including changes in related party balances of $0 and $277,571 respectively)	82,018	(375,363)
Note receivable, related party	—	600,000
Related party receivables	(64)	7,358
Prepaid expenses and other current assets	19,143	119,466
Other assets	(4,650)	(7,541)
Accounts payable	155,497	(45,896)
Accrued expense	(228,896)	(126,499)
Related party payables	(54,470)	(14,484)
Deferred revenue	(81,004)	197,466
Income tax payable	—	—
Operating lease liabilities	(35,009)	(33,118)
Net cash flows used in operating activities	(1,857,732)	(1,540,477)
Cash flows from investing activities:
Cash acquired in acquisition of Lexverify, Ltd.	30,553	—
Capitalized internally developed software costs	(253,833)	(185,573)
Cash consideration for Cyberfish investment	(34,776)	—
Patent application costs	(34,886)	(7,795)
Purchases of property and equipment	(22,800)	(36,930)
Net cash flows used in investing activities	(315,742)	(230,298)
Cash flows from financing activities:
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	—	3,210,023
Forfeited common stock shares to satisfy taxes	—	(15,149)
Principal payments on loans	—	(3,069,041)
Net cash flows from financing activities	$—	$125,833
Effect of foreign currency translation on cash	26,659	(727)
Net change in cash and cash equivalents	(2,146,815)	(1,645,669)
Cash and cash equivalents, beginning of period	6,040,996	2,783,321
Cash and cash equivalents, end of period	$3,894,181	$1,137,652

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$69,041

Supplemental disclosure of non-cash activities:
Total non-cash consideration for acquisition of Lexverify Ltd	$400,000	$—
Total non-cash consideration for Cyberfish investment	$179,624	$—
Accrued cash consideration for Cyberfish investment	$40,200	$—

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
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss during the three months ended March 31, 2026 of $2.23 million, respectively, net operating cash outflows of $1.86 million for the same period, positive working capital of $4.32 million, and an accumulated deficit of $72.01 million as of March 31, 2026.
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
Basis of Consolidation — The accompanying unaudited condensed consolidated financial statements reflect the activity of the Company and its subsidiaries, Trust Stamp Malta Limited (“Trust Stamp Malta”), Biometric Innovations Limited (“Biometrics”), Trust Stamp Rwanda Limited, Trust Stamp Denmark ApS, Lexverify Ltd., Trust Stamp Nigeria Limited, Quantum Foundation, Trusted Mail Inc. (“Trusted Mail”), and Finnovation LLC (“Finnovation”). All significant intercompany transactions and accounts have been eliminated.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2026 and December 31, 2025, and the results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
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
Business Combinations — The Company accounts for business combinations using the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recognized at their estimated fair values as of the acquisition date, including identifiable intangible assets. Any excess of the purchase consideration transferred over the estimated fair value of the net assets acquired is recorded as goodwill. The operating results of acquired businesses are included in the Company’s consolidated financial statements beginning on the acquisition date. Acquisition-related transaction costs are expensed as incurred.
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2026 the Company had $2.82 million deposits in excess of insured limits, meanwhile as of December 31, 2025, the Company had $5.45 million in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Two customers represented 82.92%, or 45.10% and 37.82%, of the balance of total accounts receivable as of March 31, 2026 and two customers represented 85.34%, or 46.93% and 38.41%, of the balance of total accounts receivable as of December 31, 2025. The Company seeks to mitigate its credit risk with respect to accounts receivable by regularly monitoring the aging of accounts receivable balances and contracting with large commercial customers. As of March 31, 2026 and December 31, 2025, the Company had not experienced any significant losses on its accounts receivable.
During the three months ended March 31, 2026, the Company sold to primarily one customer which made up approximately 76.32% of total net revenue from an S&P 500 Bank.
During the three months ended March 31, 2025, the Company sold to primarily two customers which made up approximately 79.69% of total net revenue, and consisted of 63.59%, and 16.10% from an S&P 500 Bank and QID Technologies, LLC, which is a related party to the Company, respectively.
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
As of March 31, 2026, the Company determined that no Capitalized internal-use software was impaired. As of December 31, 2025, the Company determined that $7 thousand of Capitalized internal-use software was impaired. Any impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2025.
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
Equity Method Investments — Equity method investments are accounted for in accordance with ASC 323, Investments — Equity Method and Joint Ventures ("ASC 323"). An investment in an entity in which the Company has significant influence over the entity’s financial and operating policies, but does not control, is accounted for using the equity method of accounting. Equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions, allocations of net loss, or impairments. The Company’s proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. Net income (loss) from the equity method investment is allocated based on the Company’s economic interest.
Equity method investments are reviewed for impairment whenever significant events or changes in circumstances occur and indicate that the carrying amount may not be recoverable. When those changes are other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. There was no impairment of the Company's equity method investments as of March 31, 2026 or December 31, 2025.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There was no impairment charge to Goodwill as of March 31, 2026 and December 31, 2025.
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of March 31, 2026 and December 31, 2025, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.

Disaggregation of Revenue

	For the three months ended March 31,
	2026	2025
Professional services (over time)	$689,832	$458,471
License fees (over time)	67,000	87,000
Total Revenue	$756,832	$545,471
Recent Accounting Pronouncements Not Yet Adopted — On November 4, 2024, the FASB issued Update 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development expenses). In January 2025, the FASB issued ASU Update 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". ASU 2025-01 amends the effective date of ASU 2024-03 to clarify the effective date for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statement disclosures.
In May 2025, the FASB issued ASU 2025-04, "Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Clarifications to Share-Based Consideration Payable to a Customer". The update is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). Early adoption is permitted and the amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted for all entities. The amendments in this Update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The update introduces targeted amendments to clarify the capitalization principles, recognition threshold, and disclosure requirements for internal-use software development costs, relocates related website development guidance from Subtopic 350-50, and enhances consistency in the application of GAAP without conforming to the software-to-be-sold model under Subtopic 985-20. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities should apply the new guidance prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract". The amendments in the update exclude from derivative accounting non-exchange traded contracts with foundations that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. An entity is permitted to apply the amendments in this Update either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statement disclosures.
Recently Adopted Accounting Pronouncements — On July 4, 2025, the One Big Beautiful Bill Act ("OBBA") was enacted into law. The OBBA contains several key tax law changes, including the permanent extension and modification of numerous provisions of the Tax Cuts and Jobs Act, as well as changes to international tax rules, depreciation, and certain credits and deductions. The legislation has multiple effective dates, with certain provisions retroactive to January 1, 2025, a significant number of provisions effective January 1, 2026, and others phased in through 2027 and beyond. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of tax law changes in the period of enactment. The legislative changes did not have a material impact on the Company's unaudited condensed consolidated financial statements or related disclosures.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets". The update amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (available to all entities other than public business entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Board developed the new guidance in conjunction with the Private Company Council to address concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company adopted this standard as of January 1, 2026, and the guidance did not have a material impact on its unaudited condensed consolidated financial statements or related disclosures.
2. Borrowings
Promissory Notes Payable

	March 31, 2026	December 31, 2025
Malta loan receipt 3 – June 3, 2022	$529,256	$538,114
Malta loan receipt 2 – August 10, 2021	326,783	332,252
Malta loan receipt 1 – February 9, 2021	67,088	68,211
Interest added to principal	186,245	140,375
Total principal outstanding	1,109,372	1,078,952
Plus: accrued interest	9,705	48,985
Total promissory notes payable	$1,119,077	$1,127,937
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of March 31, 2026, the balance received was $923 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 5.15% for the three months ended March 31, 2025 to 4.15% for the three months ended March 31, 2026.

Secured Promissory Notes

	March 31, 2026	December 31, 2025
SentiLink loan agreement - November 13, 2024	$—	$3,000,000
Interest added to principal	—	56,384
Total principal and interest outstanding	—	3,056,384
Plus: accrued interest	—	12,657
Less: payments	—	(3,069,041)
Total secured promissory note payable	$—	$—
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

	March 31, 2026	December 31, 2025
Streeterville Capital LLC loan agreement - July 1, 2025	$—	$2,210,000
Interest added to principal	—	51,413
Total principal and interest outstanding	—	2,261,413
Less: payments	—	(2,261,413)
Total secured promissory note payable	$—	$—
On July 1, 2025, the Company received a loan from Streeterville Capital LLC pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The purchase price of the note was $2,000,000 and carried an original issue discount of $200 thousand and legal fees incurred in connection with the purchase and sale of the note of $10 thousand. The note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the note at any time. On October 1, 2025 the Company repaid the Secured Promissory Note in full totaling $2,261,413, including $51,413 of total interest expense. As of March 31, 2026, the Secured Promissory Note balance was $0.

3. Warrants

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2026	3,501,133	$4.19	4.37	$376,868
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled and forfeited	—	—
Warrant liability variable share change	203,319
Balance as of March 31, 2026	3,704,452	$3.96	4.04	$250,627
Warrants exercisable as of March 31, 2026	3,704,452	$3.96	4.04	$250,627

Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2025 to March 31, 2026:

Warrants ($)
Balance as of January 1, 2025	$255,039
Additional warrants issued	—
Change in fair value	(3,574)
Balance as of December 31, 2025	$251,465
Additional warrants issued	—
Change in fair value	(797)
Balance as of March 31, 2026	$250,668
On November 9, 2016, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of March 31, 2026.
As of March 31, 2026, the number of warrants exercisable under this agreement amount to 523,013, representing an increase of 203,319 compared to 319,694 as of December 31, 2025. The change is solely due to the change in the variable share settlement associated with the warrant liability terms.
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

The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of March 31, 2026, the warrant liability is recorded at $668 which is a $797 decrease, recorded to Change in fair value of warrant liability, from the balance of $1,465 as of December 31, 2025.
The following assumptions were used to calculate the fair value of the warrant liability:

	March 31, 2026	December 31, 2025
Fair value	$1.56	$1.53 — $3.42
Exercise price	$0.93	$0.93 — $1.97
Risk free interest rate	3.67%	3.50% — 3.97%
Expected dividend yield	—%	—%
Expected volatility	82.87%	143.35% — 174.07%
Expected term	1 year	2 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	March 31, 2026	December 31, 2025
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	95,493	95,493
September 3, 2024	$4.83	318,202	318,202
September 10, 2024	$3.41	250,930	250,930
October 31, 2025	$4.20	1,301,945	1,301,945
October 31, 2025	$4.20	1,209,099	1,209,099
Total warrants outstanding		3,181,011	3,181,011
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
The warrants to purchase the remaining 5,342 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2026.
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

The warrants to purchase the remaining 95,493 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2026.
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
On October 31, 2025, the institutional investor exercised 318,202 warrants to purchase shares of Class A Common Stock of the Company and the warrants were repriced to $4.20 per warrant for total proceeds of $1,336,448,
The warrants to purchase the remaining 318,202 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2026.
September 10, 2024
On September 10, 2024, the Company, entered into a securities purchase agreement with a certain institutional investor. The investor and the Company previously entered into that certain securities purchase agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of the date of this report, all promissory notes have been repaid.
The Company agreed, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth, to issue shares certain warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances. The warrants shall be exercisable for a period of 24 months beginning on November 1, 2024.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of March 31, 2026.
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
All warrants related to this investment have been forfeited and are no longer outstanding as of March 31, 2026.
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
All warrants related to this investment have been exercised and are no longer outstanding as of March 31, 2026.
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
The warrants to purchase the 1,209,099 October 2025 Series A Warrants and the 1,301,945 October 2025 Series B Warrants remain outstanding as of March 31, 2026.
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

The Company qualitatively assesses the investment for impairment in accordance with ASC 321. As of December 31, 2025, the Company recorded $360 thousand to Other expenses, for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by qualitative assessment. As of March 31, 2026, there was no additional impairment of the Boumarang investment.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of

Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
Activity recorded for the Company’s equity method investment in QID and CyberFish as of March 31, 2026 and December 31, 2025 is summarized in the following table:

	QID Technologies, LLC	CyberFish CyberPsychology Solutions Ltd	Total Equity Method Investments
Equity investment carrying amount at January 1, 2025	$—	$—	$—
Portion of operating losses recognized	(75,030)	—	(75,030)
Change in T Stamp Inc's basis	160,055	—	160,055
Equity investment carrying amount at December 31, 2025	85,025	—	85,025
Portion of operating losses recognized	(5,000)	—	(5,000)
Change in T Stamp Inc's basis	—	253,439	253,439
Equity investment carrying amount at March 31, 2026	$80,025	$253,439	$333,464
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
The Company recorded the initial investment in QID of $100,000 in “Investments” on its unaudited condensed consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of December 31, 2025 is below:

December 31, 2025
Current assets	$—
Noncurrent assets	1,160,266
Current liabilities	360,266
Noncurrent liabilities	—
Equity	$800,000
QID incurred a net loss of $800 thousand during the year ended December 31, 2025. During the year ended December 31, 2025, the Company recorded 10.00% of QID's net loss for the nine months ended September 30, 2025 or $75 thousand. Therefore, during the three months ended March 31, 2026, the Company recorded 10.00% of QID's net loss or $5 thousand. Results for QID’s operations during the year ended December 31, 2025 are summarized below:

For the year ended December 31, 2025
Revenues	$—
Costs and expenses	800,296
Net loss	$(800,296)
The Company held a weighted average of 10% of QID’s equity during the three months ended March 31, 2026.
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement — On March 9, 2026, Trust Stamp Malta Limited entered into a share purchase agreement with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”). Pursuant to the share purchase agreement, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 or $254,600 at closing (the “Total Consideration”), consisting of (i) a cash payment of €30,000 or $34,776 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 or $40,200 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration totaling £134,048 or $179,624, equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction.
On March 9, 2026, the Company recorded the Total Consideration to Investments on its unaudited condensed consolidated balance sheet of €219,635 or $254,600. As of March 31, 2026, the investment balance is $253,439 with the change attributable solely to foreign currency fluctuation.
During the three months ended March 31, 2026 the Company recorded $39,033 in Net revenue as a result of development services provided. As of March 31, 2026, the Company recorded $139,869 in Deferred revenue from CyberFish due to deferred development services in relation to the Non-cash Consideration in line with the CyberFish share purchase agreement.
Due to the timing and availability of Cyberfish’s financial information, the Company is recording its proportionate share of losses from Cyberfish on a one quarter lag basis. As a result, the Company did not record a proportionate share of losses from Cyberfish during the three months ended March 31, 2026. Since closing the share purchase agreement, the Company held a weighted average of 50% of Cyberfish’s equity during the three months ended March 31, 2026.
5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid operating expenses	$263,406	$281,805
Prepaid software	139,623	139,623
Value added tax receivable	48,454	33,597
Rent deposit	19,223	22,477
Tax credit receivable (short-term)	522	—
Miscellaneous receivable	3,710	3,666
Prepaid expenses and other current assets	$474,938	$481,168

Capitalized internal-use software, net
Capitalized internal-use software, net as of March 31, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	March 31, 2026	December 31, 2025
Internally developed software	5 Years	$5,524,827	$5,270,995
Less: Accumulated depreciation		(3,732,660)	(3,565,169)
Capitalized internal-use software, net		$1,792,167	$1,705,826
Amortization expense is recognized on a straight-line basis and during the three months ended March 31, 2026 and 2025 totaled $167 thousand and $143 thousand, respectively.
Property and equipment, net
Property and equipment, net as of March 31, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	March 31, 2026	December 31, 2025
Computer equipment	3-4 Years	$230,365	$217,167
Furniture and fixtures	10 Years	29,324	21,196
Property and equipment, gross		259,689	238,363
Less: Accumulated depreciation		(183,746)	(180,152)
Property and equipment, net		$75,943	$58,211
Depreciation expense is recognized on a straight-line basis and during the three months ended March 31, 2026 and 2025 totaled $9 thousand and $6 thousand, respectively.
Accrued expenses
Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Compensation payable	$129,082	$97,913
Commission liability	102,700	339,502
Accrued legal and professional fees	81,604	67,246
Accrued employee taxes	44,662	31,195
Accrued patent	—	13,738
Other accrued liabilities	5,758	12,448
Accrued expenses	$363,806	$562,042
6. Goodwill and Intangible Assets, Net
The balance of Goodwill was $1,472,489 as of March 31, 2026. The carrying amount of Goodwill for the three months ended March 31, 2026 has increased by $224 thousand due to the purchase price allocation from the acquisition of Lexverify Ltd described further in Note 13.

Intangible assets, net as of March 31, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	March 31, 2026	December 31, 2025
Patent application costs	3 Years	$724,641	$689,174
Trade name and trademarks	3 Years	73,533	74,975
Intangible assets, gross		798,174	764,149
Less: Accumulated amortization		(614,278)	(583,114)
Intangible assets, net		$183,896	$181,035
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended March 31, 2026 and 2025 totaled $32 thousand and $34 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2026	$80,304
2027	71,304
2028	31,126
2029	1,162
Total future amortization	$183,896
7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(2,231,396)	$(2,157,387)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	5,281,608	2,436,043

Net loss per share attributable to common stockholders	$(0.42)	$(0.89)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	March 31, 2026	December 31, 2025
Options, RSUs, and grants	735,759	511,329
Warrants	3,704,452	3,501,133
Total	4,440,211	4,012,462

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
Stock Options
The following table summarizes stock option activity as of March 31, 2026:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	22,665	$84.28	1.27	$—
Options granted	4,924	5.32
Options exercised	—	—
Options canceled and forfeited	(19,198)	89.07
Balance as of December 31, 2025	8,391	34.83	2.57	—
Options granted	2,105	2.85
Options exercised	—	—
Options canceled and forfeited	(135)	44.46
Balance as of March 31, 2026	10,361	26.14	2.48	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.
The weighted average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $1.18 and $2.74 per share, respectively. The total grant-date fair value of options that vested during the three months ended March 31, 2026 and 2025 was $2 thousand and $3 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2026 and 2025:

For the three months ended March 31,
	2026	2025
Fair value of Class A Common Stock	$2.03 — $3.41	$1.61 — $4.48
Exercise price	$2.84 — $2.86	$6.23 — $6.85
Risk free interest rate	3.52% — 3.61%	3.96% — 4.33%
Expected dividend yield	—%	—%
Expected volatility	148.93% — 149.44%	166.10% — 166.59%
Expected term	3 years	3 years
As of March 31, 2026, the Company had 10,361 stock options outstanding of which all are fully vested options.
The Company recognized $2 thousand in stock option expense during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 the Company has no unrecognized stock-based compensation related to options.

Stock Grants
As of March 31, 2026, the Company had 32,103 common stock grants outstanding of which 26,008 were vested but not issued and 6,095 were not yet vested. All granted and outstanding common stock grants will fully vest by March 31, 2027.
The Company recognized $20 thousand and $89 thousand in common stock grant expense during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company has $11 thousand unrecognized stock-based compensation related to common stock grants that will be recognized over the next year.
RSUs
As of March 31, 2026, the Company had 693,295 RSUs outstanding of which 386,553 were vested but not issued and 306,742 were not yet vested. All granted and outstanding RSUs fully vested by January 2, 2027.
The Company recognized $238 thousand and $43 thousand in RSU expense during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company has $786 thousand unrecognized stock-based compensation related to RSUs, to be recognized over the following months before January 2, 2027.
A summary of outstanding RSU activity as of March 31, 2026 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2025	72,074
Granted	478,027
Vested (issued)	(51,771)
Forfeited	(20,433)
Balance as of December 31, 2025	477,897
Granted	215,398
Vested (issued)	—
Forfeited	—
Balance as of March 31, 2026	693,295
Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended March 31,
	2026	2025
Cost of services	$3,765	$81
Research and development	20,198	6,207
Selling, general, and administrative	236,148	128,039
Total stock-based compensation expense	$260,111	$134,327
9. Related Party Transactions
Related Party Payables
There were related party payables of $48 thousand and $102 thousand as of March 31, 2026 and December 31, 2025, respectively. The related party payables as of March 31, 2026 and December 31, 2025 primarily relate to amounts owed to contractors that maintain full time employment relationships with the Company and smaller amounts payable to members of management as expense reimbursements.
Related Party Receivables

Related party receivables of $15 thousand as of March 31, 2026 and December 31, 2025, respectively, are primarily related to amounts due from an employee loan and smaller amounts due from employee.
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement, and Consulting Agreement
On March 9, 2026, Trust Stamp Malta Limited entered into a share purchase agreement with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”) Cyberfish. As one of the Cyberfish's Directors serves as Chief Executive Officer of T Stamp Inc., Cyberfish is considered a related party. Pursuant to the share purchase agreement, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 or $254,600 at closing (the “Total Consideration”), consisting of (i) a cash payment of €30,000 or $34,776 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 or $40,200 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration totaling £134,048 or $179,624, equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction. Upon execution of the transaction and establishing the contract under ASC 606, the Company recognized revenues of $39 thousand related to services provided during the quarter and prior to the Effective Date, and the remaining $141 thousand Deferred revenue balance will be recognized as costs are incurred with delivering services to the customer.
Also on March 9, 2026, Trust Stamp Malta Limited entered into a Consulting Agreement (the “Consulting Agreement”) with CyberFish. Under the Consulting Agreement, CyberFish agreed to provide consulting services relating to market development in the United Kingdom, including market entry and expansion strategy, business development, partnership identification, and related services. CyberFish designated Berta Pappenheim as key personnel to perform the services on its behalf. The Consulting Agreement contemplates that the services will be performed for an average of three (3) days per week over a rolling six-week period. In consideration for the services, Trust Stamp Malta Limited will pay CyberFish fees of £65 thousand or $87 thousand per year, payable in twelve equal monthly installments.
During the three months ended March 31, 2026 the Company paid CyberFish the amount of $21 thousand for services provided by CyberFish to the Company.
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies LLC. The Company and QID have entered into a license and assignment agreement and a Master Technology Services Agreement. See Note 4 for more information. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, and Net loss from equity method investment. As of March 31, 2026 and December 31, 2025, the Company had outstanding billings owed from QID of $359,836 and $360,423, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of March 31, 2026 and December 31, 2025, the Vital4Data, Inc. commission due was $0.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent (30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The

Company has not earned any commissions pursuant to the CyberFish agreement to date. As of March 31, 2026 and December 31, 2025, the CyberFish commission due was $0.
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
On January 25, 2022, the Company entered into an agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. During the three months ended March 31, 2026 and 2025, the Company incurred no expenses that are reimbursable under the grant. As of March 31, 2026, no amounts provided under this grant were received.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2, 2024. The grant funds shall be transferred into three separate tranches: Pre-financing (50%) resulting in €38 thousand or $40 thousand, interim financing 30% resulting in €23 thousand or $24 thousand, and retention (20%) resulting in €15 thousand or $16 thousand. On May 3, 2024 the Company received the pre-financing tranche. The Company recognized $13 thousand as grant income related to these grants during the three months ended March 31, 2026. As a result, the Company recorded €13 thousand or $15 thousand and €25 thousand or $29 thousand to deferred revenue as of March 31, 2026 and December 31, 2025, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand. On November 29, 2024, the Company received the pre-financing tranche. During the three months ended March 31, 2026, the Company recognized €26 thousand or $31 thousand, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company recorded €10 thousand or $11 thousand and €36 thousand or $42 thousand to deferred revenue as of March 31, 2026 and December 31, 2025, respectively.
11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in Denmark, Rwanda, and Japan to support its dispersed workforce. As of March 31, 2026, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	March 31, 2026
Weighted average remaining lease term	1.74 years
Weighted average discount rate	5.0%
Balance sheet information related to leases as of as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets
Operating lease right-of-use assets	$64,977	$102,554

Operating lease liabilities
Short-term operating lease liabilities	$24,417	$56,883
Long-term operating lease liabilities	15,689	18,232
Total operating lease liabilities	$40,106	$75,115
Future maturities of ASC 842 lease liabilities as of March 31, 2026 are as follows:

Years Ending September 30,	Principal Payments	Imputed Interest Payments	Total Payments
2026	$22,174	$901	$23,075
2027	9,142	648	9,790
2028	8,790	184	8,974
2029	—	—	—
Total future maturities	$40,106	$1,733	$41,839
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025 as follows:

	For the three months ended March 31,
	2026	2025
Operating lease expense – fixed payments	$37,284	$38,049
Short term lease expense	9,349	11,247
Total lease expense	$46,633	$49,296
Supplemental cash flows information related to leases was as follow:

	For the three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(35,009)	$(33,118)
During the three months ended March 31, 2026, the Company did not incur variable lease expense.
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
13. Acquisition
On February 27, 2026, T Stamp, Inc. completed the acquisition of one hundred percent (100%) of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales (“Lexverify”) pursuant to a share purchase agreement dated February 27, 2026 by and among the Company and the shareholders of Lexverify. The Company believes this acquisition provides new expertise in the training and use of large language models as well as providing an additional access point to the UK market for the Company.
The aggregate purchase price for the acquisition (the “Purchase Price") on the acquisition date was $400,000 and is payable entirely in shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”), totaling 157,508 Common Stock shares. The Purchase Price was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the Purchase Price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the Purchase Price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the SPA.
On the Closing Date, the Company issued 39,377 shares of Common Stock to the Sellers in satisfaction of the Completion Consideration. As of May 13, 2026, the shares of Common Stock to satisfy the Deferred Consideration remain to be issued by the Company to the stockholders of Lexverify.
We recognized the assets and liabilities for this acquisition based on our fair value estimates of their acquisition date. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill was estimated to be $223,825. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Lexverify is reported within the Company’s one operating segment.
The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed at the Lexverify acquisition date as follows:

As of February 27, 2026
Cash	$30,553
Accounts receivable	3,374
Prepayments and other current assets	100,277
Property and equipment, net	3,332
Developed technology	96,888
Total identifiable assets acquired	234,424

Accounts payable and other current liabilities	(58,249)
Total liabilities assumed	(58,249)
Net identifiable assets acquired	$176,175
The results of operations of Lexverify have been included in the unaudited condensed consolidated financial statements of the Company as of March 31, 2026, the closing date of the acquisition. During the three months ended March 31, 2026, results of operations included $800 in Net revenue and $56,105 in Net loss. The Company is not providing supplemental pro forma disclosures for this acquisition as it does not materially contribute to the consolidated operations of the Company.
14. Subsequent Events
Issuance of Grants and RSUs — On April 6, 2026, the Company issued stock vested grants and RSUs, a total of 314,956 shares of Class A Common Stock, to employees, executives, and officers of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as previously filed with the Commission. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Over the last year, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. While the Company remains committed to the long-term potential of its original focus on the US financial services market, the Company has diversified its target markets. This process has included:

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
•Participation in the Trust Valley program in the Geneva region of Switzerland.
•Participation in the Founders Arena wealth management program.
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
The Company offered a Letter of Appointment to Mr. Curmi that was executed on March 21, 2026. The foregoing description of the Letter of Appointment is intended to be a summary, and is qualified by reference to the full text of the Letter of Appointment filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2026.
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
Africa
The African Continental Free Trade Area (AfCFTA) is a landmark agreement that binds 54 African nations and an estimated 1.47 billion people into the world’s largest free trade area. AfCFTA has significant economic potential for Africa, as it aims to create a single market for goods and services across 55 countries, representing over 1.3 billion people with a combined GDP of approximately $3.4 trillion. By reducing trade barriers, the agreement could contribute an additional $450 billion to Africa’s GDP by 2035, lifting 30 million people out of extreme poverty and increasing the incomes of 68 million people, according to the World Bank. Over the next decade, Africa’s share of the world population is projected to reach 21%, up from 13% in 2000. More than 50% of young people entering the workforce will be in sub-

Saharan Africa. By 2050, the region’s working-age population will still be rising while it is falling virtually everywhere else, and Africa will be home to an estimated 2.5 billion people, or 25% of all humanity.
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

The Lexverify acquisition immediately added capability for LLM powered compliance monitoring of communications and documents, and the Cyberfish investment provides us with risk-scenario products that we regard as having significant and immediate potential for our existing customer base and others. Together, the two transactions provide us with the expertise to build unique scenarios to train LLM, together with other LLM based products that will be announced during 2026.

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
As of March 31, 2026, 100 financial institutions, representing over $350 billion in aggregate assets, had been onboarded through FIS. As of the same date, 114 customers (including both FIS and non-FIS customers) had been onboarded to the Orchestration Layer, including those that have fully implemented the platform and those currently undergoing implementation.
The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $611 thousand of revenue for the Company to date, including generating $35 thousand during the three months ended March 31, 2026.
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
Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net loss adjusted to exclude (1) other expense, (2) other income, (3) interest expense, net, (4) stock-based compensation, (5) change in fair value of warrant liabilities, (6) depreciation, and certain other items management believes affect the comparability of operating results.
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
Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended March 31,
	2026	2025
Net loss	$(2,226,396)	$(2,157,387)
Add: Other expense	(1,249)	1,726
Less: Other income	(45,056)	(26,361)
Add: Interest expense, net	4,264	23,595
Add: Stock-based compensation	260,111	60,556
Add: Change in fair value of warrant liability	(797)	(4,559)
Add: Depreciation and amortization	209,362	182,922
Adjusted EBITDA loss (non-GAAP)	$(1,799,761)	$(1,919,508)
Adjusted EBITDA loss (non-GAAP) for the three months ended March 31, 2026, decreased by $120 thousand, to $1.80 million loss from a $1.92 million loss for the three months ended March 31, 2025. The overall decrease of $120 thousand in Adjusted EBITDA loss (non-GAAP) was driven partially by an increase in net revenue. The majority of the increase in net revenue during the three months ended March 31, 2026 was attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.

The increase in net revenue was partially offset by increases in research and development expenses as well as SG&A expenses. The increase in R&D expense was primarily driven by an increase of $160 thousand primarily due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments that took effect in June 2025. This figure also included $82 thousand related to the reengaging of personnel from 10Clouds to assist the Company's development team support the Company’s WoW project. Meanwhile, the increase in SG&A expense was driven by a $170 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended March 31, 2026 compared to the prior period.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations for the three March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
Net revenue (includes related party revenue of $39,033 and $87,847 during the three months ended March 31, 2026 and 2025, respectively)	$756,832		$545,471
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	364,388		300,710
Research and development	597,721		437,235
Selling, general, and administrative	1,854,595		1,787,590
Depreciation and amortization	209,362		182,922
Total operating expenses	3,026,066		2,708,457
Operating loss	(2,269,234)		(2,162,986)
Non-Operating Income (Expense):
Interest expense, net	(4,264)		(23,595)
Change in fair value of warrant liability	797		4,559
Other income	45,056		26,361
Other expense	1,249	—	(1,726)
Total other income (expense), net	42,838		5,599
Net loss before taxes and equity method investment	(2,226,396)		(2,157,387)
Income tax expense	—		—
Net loss from equity method investment, related party	(5,000)		—
Net loss before non-controlling interest	(2,231,396)		(2,157,387)
Net loss attributable to non-controlling interest	—		—
Net loss attributable to T Stamp Inc.	$(2,231,396)		$(2,157,387)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.42)		$(0.89)
Weighted-average shares used to compute basic and diluted net loss per share	5,281,608		2,436,043

Comparison of the Three Months Ended March 31, 2026 and 2025
Net revenue

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Net revenue	$756,832	$545,471	$211,361	38.75%
During the three months ended March 31, 2026, Net revenue increased to $757 thousand, or a 38.75% increase from the Net revenue of $545 thousand for the three months ended March 31, 2025. During the three months ended March 31, 2026, the $757 thousand in Net revenue consisted of $583 thousand from an S&P 500 bank, $39 thousand from Cyberfish, $39 thousand from FIS, $35 thousand from a software development company, $26 thousand from a computer programming company, $18 thousand from a Tokyo, Japan-based digital platform company, $10 thousand from Mastercard, and various other customers for the remaining $6 thousand.
During the three months ended March 31, 2026 the Net revenue increased by $211 thousand compared to the three months ended March 31, 2025, with increases coming from new and existing customers, which was offset by decreases in revenues from certain existing customers described further below (i.e. Mastercard and QID). Of this increase, $236 thousand was attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.
The Company had an increase of $39 thousand in Net revenue during the three months ended March 31, 2026 as a result of the non-cash considerations, development services, delivered to Cyberfish under the Share Purchase Agreement with Cyberfish executed on March 9, 2026. The development services delivered to Cyberfish in exchange for the equity interest in Cyberfish meet the criteria to be recognized as revenue under ASC 606. The development services are recognized as revenue as the development services are delivered to Cyberfish using the cost incurred input method. Upon execution of the transaction and establishing the contract under ASC 606, the Company recognized revenues of $39 thousand related to services provided during the quarter and prior to the effective date of the agreement (March 9, 2026), and the remaining balance will be recognized as costs are incurred with delivering services to the customer.
On March 15, 2026, a new customer was onboarded under a software license agreement between Trust Stamp Denmark ApS and a Tokyo, Japan-based digital platform company which increased Net revenue by $18 thousand during the three months ended March 31, 2026. Under the agreement, Trust Stamp Denmark ApS will provide products and software services, including application programming interfaces that enable access to platform functionality, as well as professional services in accordance with the applicable Statement of Work. Furthermore, the Company, with the participation of a third party, has signed a commercial agreement with the Tokyo, Japan-based digital platform company, a leader in decentralized solutions to deploy and develop technologies that advance financial security, identity verification, and privacy protection across Japan's financial services sector and the wider region.
The Company also had an increase of $17 thousand in Net revenue during the three months ended March 31, 2026 resulting from increased services provided to a computer programming company, as the customer continues to ramp up their Orchestration Layer usage.
The increases to Net revenue were partially offset by an amendment to the Mastercard agreement executed in February 2025 that reduced fixed monthly license fees and has not been extended beyond February 2026. As a result, during the three months ended March 31, 2026, the Company recognized $10 thousand for software license fees and no revenue for other services, meanwhile, during the three months ended March 31, 2025 the Company recognized $30 thousand for software license fees and $5 thousand for other services.
Another factor offsetting the increases in Net revenue was the decrease in Statement of Works under the Master Technology Services Agreement with QID. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company has not reached. This resulted in the recognition of $88 thousand during the three months ended March 31, 2025, meanwhile no revenue was recognized during the three months ended March 31, 2026.

Cost of services

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Cost of services	$364,388	$300,710	$63,678	21.18%
Cost of services (“COS”) increased by $64 thousand or 21.18% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in COS during the three months ended March 31, 2026 was primarily driven by a $47 thousand increase in internal developer costs and due to increased service requests by our S&P 500 bank customer as a result of the Company entering into a contract amendment with the customer. The Company also recorded a $36 thousand increase in web services costs primarily due to higher costs related to the Orchestration Layer including expansion of services for a new region, increased S&P 500 bank usage, and increased third party vendor expense. Additionally, there was a $11 thousand increase in COS due to increased usage of driver license validations under our existing contract with the S&P 500 bank, as well as a $7 thousand increase related to the Share Purchase Agreement entered into between the Company and Cyberfish, which was not in place during the three months ended March 31, 2025. The remaining variance primarily relates to an increase of $4 thousand in stock-based compensation award expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increased internal developer costs allocated to COS and increase in internal developer's stock-based compensation award expense resulting from the increase in the fair value of stock-based compensation awards on the award date.
Partially offsetting the aforementioned increases was a decrease of $41 thousand in internal developer cost of services allocations, primarily due to the completion of work performed under the QID Master Services Agreement during the three months ended March 31, 2025. No work was performed under the QID Master Services Agreement during the three months ended March 31, 2026, resulting in no corresponding internal developer cost allocations during the current period.

Research and development

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Research and development	$597,721	$437,235	$160,486	36.70%

Research and development (“R&D”) expenses increased by $160 thousand, or 36.70% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in R&D expense was primarily driven by an increase of $154 thousand was noted in R&D expense during the three months ended March 31, 2026 primarily due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments. This figure also included the re-engaging of personnel from 10 Clouds to assist the Company's development team primarily with respect to development support on the Company’s WoW project.
Another increase of $14 thousand in stock-based compensation allocation during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 occurred due to the timing of the awards and the extended vesting period for the awards granted in 2025.
Selling, general, and administrative

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Selling, general, and administrative	$1,854,595	$1,787,590	$67,005	3.75%
Selling, general, and administrative expense (“SG&A”) increased by $67 thousand, or 3.75%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in SG&A expense was driven by a $170 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended March 31, 2026 compared to the prior period. The $170 thousand increase includes a $108 thousand increase in stock-based compensation awards during the three months ended March 31, 2026. Stock-based compensation expense increased primarily due to the timing of executive award grants. During the three months ended March 31, 2026, 2025 executive RSUs were awarded in January 2026 while during the three months ended March 31, 2025, 2024 discretionary executive RSUs were awarded in April 2025, thus recognition for those awards began in the second quarter of 2025. In addition, there was an increase in salaries of $62 thousand, primarily a result of annual salary increases approved by management in June 2025.
The Company also incurred a $211 thousand increase in external IT services, rent, educational fees, taxes, travel costs, and other operating expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, mainly due to increased investment in technology infrastructure to support product development and customer deployments.
The increases in SG&A were partially offset by decreases for legal and professional, accounting and audit fees, dues and subscription and marketing amounting to $314 thousand for the three months ended March 31, 2026.
Depreciation and amortization

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Depreciation and amortization	$209,362	$182,922	$26,440	14.45%
Depreciation and amortization (“D&A”) increased by $26 thousand, or 14.45% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The primary driver for the increase in D&A is due to an increase of $25 thousand in software amortization when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, brought about by the increase in Capitalized internal-use software of noted as of March 31, 2026.
Operating loss

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Operating loss	$(2,269,234)	(2,162,986)	$(106,248)	4.91%
The Company’s Operating loss increased by $106 thousand or 4.91% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in Operating loss was mainly related to the increase in research and development and increase in SG&A when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. This increase in operating loss was partially offset by an increase in net revenue noted during the three months ended March 31, 2026.
Interest expense, net

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Interest expense, net	$(4,264)	$(23,595)	$19,331	(81.93)%
Interest expense, net decreased by $19 thousand, or 81.93% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in Interest expense for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to the full repayment of one secured promissory note. During the three months ended March 31, 2025, the Company incurred $13 thousand of interest expense related to the SentiLink loan entered into on November 13, 2024. This loan was fully repaid in January 2025, and as a result, no corresponding interest expense was incurred during the three months ended March 31, 2026.
Additionally, the Company had a $1 thousand decrease during the three months ended March 31, 2026 as a result of the Malta loan interest rate decreasing from 5.15% for the three months ended March 31, 2025 to 4.15% for the three months ended March 31, 2026.
The Company invested excess cash balances through its JPMorgan Chase & Co. account in an end-of-day investment sweep program, under which approximately $2.40 million of principal generated interest income during the period. Interest was earned daily on swept balances, resulting in total interest income of $6 thousand during the three months ended March 31, 2026. No such investment was made during the three months ended March 31, 2025.
Change in fair value of warrant liability

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$797	$4,559	$(3,762)	(82.52)%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended March 31, 2026 of $1 thousand compared to a gain of $5 thousand during the three months ended March 31, 2025. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Other income	$45,056	$26,361	$18,695	70.92%
Other income increased by $19 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to higher grant income recognized under the agreements entered into between the Company and Xjenza Malta in May 2024 and November 2024 respectively. During the three months ended March 31, 2026, the Company achieved a higher percentage of completion on both grant-funded projects, as determined by the respective project managers, compared to the three months ended March 31, 2025. As a result, a greater amount of grant income was recognized from the two separate Malta grants during the three months ended March 31, 2026.
Other expense

	For the three months ended March 31,
	2026	2025	$ Change	% Change
Other expense	1,249	(1,726)	$2,975	(172.36)%
Other expense decreased by $3 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Company incurred $5 thousand and $2 thousand in unrealized loss on foreign currency translation expense for the three months ended March 31, 2026 and 2025, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.
Liquidity and Capital Resources
As of March 31, 2026, the Company had approximately $3.89 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a net loss for the three months ended March 31, 2026 of $2.23 million, Net operating cash outflows of $1.86 million for the same period, and an accumulated deficit of $72.01 million as of March 31, 2026. The Company is not currently generating sufficient cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next twelve (12) months in order to fund its operations unless it receives additional revenue from sales in progress but not currently booked. The Company also anticipates it may need to raise capital from equity and/or debt financings beyond the next 12 months to fund its operations.
On October 31, 2025, the Company entered into a Warrant Exercise and Exchange Inducement Agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) all of the warrants issued to the institutional investor on September 3, 2024, which are exercisable for 413,696 shares of the Company’s common stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which are exercisable for 621,303 shares of common stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 5, 2024, which are exercisable for 648,148 shares of common stock (with a current exercise price of $8.10 per share) (the “December 2024 Warrants”) for New Warrants. As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $4.20 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq Stock Market prior to the execution of the WEEA; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of common stock (equal to 180% of the shares of common stock issued in connection with the Exercise) comprised of (a) “Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's common stock and “Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's common stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”); and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of common stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share. The WEEA closed on November 3, 2025 resulting in the Company receiving net proceeds of $4,022,706 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants and is net of fees totaling $324,290. As of March 31, 2026, there are 2,511,044 New Warrants that have yet to be exercised, representing a potential $10,546,385 if exercised fully.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a net loss for the three months ended March 31, 2026 of $2.23 million, net operating cash outflows of $1.86 million for the same period, and an accumulated deficit of $72.01 million as of March 31, 2026.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Net cash flows from operating activities	$(1,857,732)	$(1,540,477)
Net cash flows from investing activities	$(315,742)	$(230,298)
Net cash flows from financing activities	$—	$125,833
Operating Activities
Net cash flows used in operating activities increased by 20.59% from $1.54 million during the three months ended March 31, 2025, compared to $1.86 million during the three months ended March 31, 2026. Of the $2.23 million net loss for the three months ended March 31, 2026, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $1.86 million cash used for operating activities for the three months ended March 31, 2026.
Those adjustments included the add back of $260 thousand related to stock-based compensation. There was a $200 thousand increase in stock-based compensation during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. Additionally, there is an add back of $209 thousand for non-cash depreciation and amortization, $82 thousand for an increase in accounts receivable, $38 thousand in non-cash lease expense, as well as $19 thousand for prepaid expenses.
The add backs were offset by reductions in certain cash and noncash adjustments including Additionally, there was $128 thousand accrual reduction primarily driven by the payment of employee taxes, $81 thousand for a decrease in Deferred revenue as the Company continues to progress deliverables under the grant agreements with the government of Malta and the University of Malta, and $35 thousand reduction from operating lease liabilities.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $316 thousand, compared to net cash of $230 thousand used in the three months ended March 31, 2025. Cash used in investing activities during the three months ended March 31, 2026 related primarily to continued investments in technologies intended to be capitalized and monetized over time, as well as an increase in purchases of equipment used during the three months ended March 31, 2026. In addition, during the three months ended March 31, 2026, the Company paid $35 thousand for Cyberfish investment cash consideration defined in the Share Purchase Agreement. There was also $31 thousand acquired in cash as a result of the Lexverify acquisition.
Financing Activities
During the three months ended March 31, 2026, Net cash flows from financing activities was $0, compared to Net cash flows from financing activities of $126 thousand for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company did not record any financing activities.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. There have been no material changes in the critical accounting estimates policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on our evaluation, management concluded that our internal controls over financial reporting were effective as of March 31, 2026.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of, any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise. See Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of risks our Company may face in relation to litigation against our Company.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2026, the Company made the following sales of securities in transactions not registered under the Securities Act.
–On February 27, 2026 (the "Closing Date"), the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales (“Lexverify”) pursuant to a share purchase agreement dated February 27, 2026 (the “SPA”) by and among the Company and the shareholders of Lexverify (each, a “Seller” and collectively, the “Sellers”). The aggregate purchase price for the acquisition (the “Purchase Price”) was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the Purchase Price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the Purchase Price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the SPA. On the Closing Date, the Company issued shares of Common Stock to the Sellers in satisfaction of the Completion Consideration. As of the date of this report, shares of Common Stock remain to be issued by the Company to the Sellers to satisfy the Deferred Consideration.The aggregate purchase price for the acquisition of Lexverify Ltd. is payable entirely in shares of the Company’s Class A Common Stock, par value $0.01 per share, with the number of shares. The purchase price was structured in four tranches, consisting of: (i) an initial tranche equal to twenty-five percent (25%) of the purchase price (the “Completion Consideration”) to be issued on or within one business day following the Closing Date, and (ii) the remaining seventy-five percent (75%) of the purchase price (the “Deferred Consideration”) to be issued in three equal tranches on the dates that are 90, 180, and 270 days after the Closing Date, respectively, subject to the terms of the Securities Purchase Agreement governing this transaction. On the Closing Date, the Company issued 157,508 shares of Common Stock to the stockholders of Lexverify in satisfaction of the Completion Consideration. On the Closing Date, the Company issued 39,377 shares of Common Stock to the the stockholders of Lexverify in satisfaction of the Completion Consideration. As of March 30, 2026, the shares of Common Stock to satisfy the Deferred Consideration remain to be issued by the Company to the stockholders of Lexverify. All issuances were made an exempt transactions under Section 4(a)(2) and/or Regulation S of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

5(a):

None.

5(b):

None.

5(c):

Insider Trading Arrangements

During the three months ended March 31, 2026 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.47
Letter of Appointment effective March 21, 2026 sent by the Company to David Curmi (as non-executive director appointee) (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026).

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
Date: May 14, 2026

/s/ Lance Wilson
Lance Wilson, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: May 14, 2026

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: May 14, 2026

/s/ William McClintock
William McClintock, Director
Date: May 14, 2026

/s/ Charles Potts
Charles Potts, Director
Date: May 14, 2026

/s/ Kristin Stafford
Kristin Stafford, Director
Date: May 14, 2026

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: May 14, 2026

/s/ David Curmi
David Curmi, Director
Date: May 14, 2026