Form 10-Q
period 2026-06-30
T Stamp Inc
filed 2026-08-13
CIK 1718939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, there were 5,639,291 shares of Class A Common Stock, par value $0.01 per share, of the registrant outstanding.

T STAMP INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
T STAMP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,313,651	$6,040,996
Accounts receivable, net (includes related party receivables of $359,929 and $360,423 as of June 30, 2026 and December 31, 2025, respectively)	1,166,022	938,436
Related party receivables	18,702	14,646
Prepaid expenses and other current assets	637,949	481,168
Total Current Assets	8,136,324	7,475,246
Capitalized internal-use software, net	1,801,867	1,705,826
Development technology	84,811	—
Goodwill	1,473,194	1,248,664
Intangible assets, net	166,073	181,035
Property and equipment, net	78,190	58,211
Operating lease right-of-use assets	98,101	102,554
Investments (includes related party investment of $249,656 and $85,025 as of June 30, 2026 and December 31, 2025, respectively)	609,261	444,631
Other assets	27,235	22,242
Total Assets	$12,475,056	$11,238,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$474,548	$146,213
Related party payables	87,300	102,223
Accrued expenses	433,204	562,042
Deferred revenue (includes related party deferred revenue of $159,209 and $0 as of June 30, 2026 and December 31, 2025, respectively)	174,591	71,324
Consideration payable for equity method investment	39,581	—
Income tax payable	—	13,783
Short-term operating lease liabilities	47,178	56,883
Total Current Liabilities	1,256,402	952,468

Warrant liabilities	250,512	251,465
Note payable, at fair value	5,000,000	—
Notes payable (includes accrued interest of $207,694 and $189,360, as of June 30, 2026 and December 31, 2025, respectively)	1,120,779	1,127,937
Long-term operating lease liabilities	48,272	18,232
Total Liabilities	7,675,965	2,350,102

Commitments, Note 11

Stockholders’ Equity:
Common stock $0.01 par value, 50,000,000 shares authorized, 5,639,291 and 5,245,631 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	56,393	52,456
Additional paid-in capital	79,225,356	78,446,696
Accumulated other comprehensive income	64,686	11,254
Accumulated deficit	(74,708,783)	(69,783,538)
Total T Stamp Inc. Stockholders’ Equity	4,637,652	8,726,868
Non-controlling interest	161,439	161,439
Total Stockholders’ Equity	4,799,091	8,888,307
Total Liabilities and Stockholders’ Equity	$12,475,056	$11,238,409
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net revenue (includes related party revenue of $(21,031) and 250,893 during the three months ended June 30, 2026 and 2025, respectively, and $18,002 and $338,740 during the six months ended June 30, 2026 and 2025, respectively)	$899,949	$812,667	$1,656,781	$1,358,138
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	418,521	362,776	782,909	663,487
Research and development	757,385	513,370	1,355,107	950,605
Selling, general, and administrative	1,904,109	1,430,853	3,758,703	3,218,443
Depreciation and amortization	217,160	188,273	426,522	371,194
Total operating expenses	3,297,175	2,495,272	6,323,241	5,203,729
Operating loss	(2,397,226)	(1,682,605)	(4,666,460)	(3,845,591)
Non-Operating Income (Expense):
Interest expense, net	(12,185)	(11,917)	(16,449)	(35,513)
Change in fair value of warrant liability	156	(395)	953	4,164
Other income	50,562	17,986	91,594	44,238
Other expense	(258,453)	(27)	(253,180)	(1,643)
Total other income, net	(219,920)	5,647	(177,082)	11,246
Net loss before taxes and equity method investment	(2,617,146)	(1,676,958)	(4,843,542)	(3,834,345)
Income tax expense	4,357	—	4,357	—
Net loss from equity method investment, related party	(81,060)	(35,000)	(86,060)	(35,000)
Net loss before non-controlling interest	(2,693,849)	(1,711,958)	(4,925,245)	(3,869,345)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,693,849)	$(1,711,958)	$(4,925,245)	$(3,869,345)
Basic and diluted net loss per share attributable to T Stamp Inc.	$(0.48)	$(0.69)	$(0.90)	$(1.57)
Weighted-average shares used to compute basic and diluted net loss per share	5,614,819	2,496,574	5,449,134	2,466,476

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss including non-controlling interest	$(2,693,849)	$(1,711,958)	$(4,925,245)	$(3,869,345)
Other comprehensive income (loss):
Foreign currency translation adjustments	29,376	(133,515)	53,432	(175,784)
Total other comprehensive income (loss)	29,376	(133,515)	53,432	(175,784)
Comprehensive loss	(2,664,473)	(1,845,473)	(4,871,813)	(4,045,129)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to T Stamp Inc.	$(2,664,473)	$(1,845,473)	$(4,871,813)	$(4,045,129)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, April 1, 2025	2,487,052	$24,871	$67,535,255	$138,879	$(63,615,826)	$161,439	$4,244,618
Issuance of common stock in relation to vested restricted stock units and grants	8,238	82	187	—	—	—	269
Stock-based compensation	—	—	207,783	—	—	—	207,783
Currency translation adjustment	—	—	—	(133,515)	—	—	(133,515)
Net loss	—	—	—	—	(1,711,958)	—	(1,711,958)
Balance, June 30, 2025	2,495,290	$24,953	$67,743,225	$5,364	$(65,327,784)	$161,439	$2,607,197

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, April 1, 2026	5,285,008	$52,850	$79,106,413	$35,310	$(72,014,934)	$161,439	$7,341,078
Issuance of common stock in relation to vested restricted stock units and grants	314,906	3,149	(186,861)	—	—	—	(183,712)
Issuance of shares of common stock in connection with acquisition of Lexverify Ltd.	39,377	394	(394)	—	—	—	—
Stock-based compensation	—	—	306,198	—	—	—	306,198
Currency translation adjustment	—	—	—	29,376	—	—	29,376
Net Loss	—	—	—	—	(2,693,849)	—	(2,693,849)
Balance, June 30, 2026	5,639,291	$56,393	$79,225,356	$64,686	$(74,708,783)	$161,439	$4,799,091
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, January 1, 2025	2,023,351	$20,234	$64,284,462	$181,148	$(61,458,439)	$161,439	$3,188,844
Issuance of common stock in relation to vested restricted stock units and grants	56,042	560	(15,440)	—	—	—	(14,880)
Issuance of common stock, prefunded warrants, and common stock warrants, net of fees	414,202	4,142	3,205,881	—	—	—	3,210,023
Reverse stock split rounding	1,695	17	(17)	—	—	—	—
Stock-based compensation	—	—	268,339	—	—	—	268,339
Currency translation adjustment	—	—	—	(175,784)	—	—	(175,784)
Net loss	—	—	—	—	(3,869,345)	—	(3,869,345)
Balance, June 30, 2025	2,495,290	$24,953	$67,743,225	$5,364	$(65,327,784)	$161,439	$2,607,197

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, January 1, 2026	5,245,631	$52,456	$78,446,696	$11,254	$(69,783,538)	$161,439	$8,888,307
Issuance of common stock in relation to vested restricted stock units and grants	314,906	3,149	(186,861)	—	—	—	(183,712)
Issuance of shares of common stock in connection with acquisition of Lexverify Ltd.	78,754	788	399,212	—	—	—	400,000
Stock-based compensation	—	—	566,309	—	—	—	566,309
Currency translation adjustment	—	—	—	53,432	—	—	53,432
Net Loss	—	—	—	—	(4,925,245)	—	(4,925,245)
Balance, June 30, 2026	5,639,291	$56,393	$79,225,356	$64,686	$(74,708,783)	$161,439	$4,799,091
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

T STAMP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,925,245)	$(3,869,345)
Net loss attributable to non-controlling interest	—	—
Adjustments to reconcile net loss to cash flows used in operating activities:
Change in value of equity method investment, related party	86,060	35,000
Depreciation and amortization	426,522	371,194
Stock-based compensation	566,309	268,339
Change in fair value of warrant liability	(953)	(4,164)
Non-cash interest	23,994	37,203
Non-cash lease expense	72,753	62,649
Non-cash debt financing cost	250,000	—
Changes in assets and liabilities:
Accounts receivable (including changes in related party balances of $(494) and $277,571 respectively)	(235,411)	(539,586)
Note receivable, related party	—	900,000
Related party receivables	(4,356)	4,806
Prepaid expenses and other current assets	(66,953)	192,650
Other assets	(4,992)	(13,707)
Accounts payable	27,627	66,666
Accrued expense	(151,287)	175,122
Related party payables	(14,488)	18,760
Deferred revenue	(73,243)	268,385
Income tax payable	(13,783)	(5,343)
Operating lease liabilities	(47,965)	(65,182)
Net cash flows used in operating activities	(4,085,411)	(2,096,553)
Cash flows from investing activities:
Cash acquired in acquisition of Lexverify, Ltd.	30,553	—
Capitalized internally developed software costs	(435,271)	(376,117)
Cash consideration for CyberFish investment	(34,776)	—
Patent application costs	(46,000)	(54,059)
Purchases of property and equipment	(34,261)	(38,834)
Net cash flows used in investing activities	(519,755)	(469,010)
Cash flows from financing activities:
Proceeds from loans	5,000,000	—
Forfeited common stock shares to satisfy taxes	(183,712)	(14,880)
Proceeds from common stock, prefunded warrants, and common stock warrants, net of fees	—	3,210,023
Principal payments on loans	—	(3,069,041)
Net cash flows from financing activities	$4,816,288	$126,102
Effect of foreign currency translation on cash	61,533	(51,806)
Net change in cash and cash equivalents	272,655	(2,491,267)
Cash and cash equivalents, beginning of period	6,040,996	2,783,321
Cash and cash equivalents, end of period	$6,313,651	$292,054

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$69,165

Supplemental disclosure of non-cash activities:
Total non-cash consideration for acquisition of Lexverify Ltd	$400,000	$—
Accrued debt financing costs for notes payable	$250,000	$—
Total non-cash consideration for CyberFish investment	$179,624	$—
Accrued cash consideration for CyberFish investment	$40,200	$—
Adjustment to operating lease right-of-use assets related to renewed leases	$68,300	$89,791
Adjustment to operating lease operating lease liabilities related to renewed leases	$68,300	$88,629
Non-cash contributions to equity method investment	$—	$160,000
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
Trust Stamp primarily develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning/artificial intelligence, including large language models, computer vision, cryptography, and data mining, to process and protect data and deliver insightful outputs that identify and defend against fraud, protect sensitive user information, facilitate automated processes, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, blockchain, edge computing, neural networks, and large language models to process and protect data faster and more effectively than historically possible, to deliver results at a disruptively low cost for usage across multiple industries.
Our team has substantial expertise in the creation and development of AI-enabled software products. We license our technology and expertise in numerous fields, with an increasing emphasis on addressing diverse markets through established partners who will integrate our technology into field-specific applications.
Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss during the six months ended June 30, 2026 of $4.93 million, net operating cash outflows of $4.09 million for the same period, positive working capital of $6.88 million, and an accumulated deficit of $74.71 million as of June 30, 2026.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2026 and December 31, 2025, and the results of operations for the three and six months ended June 30, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies employed are substantially the same as those shown in note 1 of the notes to consolidated financial statements included therein.
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
Major Customers and Concentration of Risks — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Accounts receivable. We maintain our Cash and cash equivalents with high-quality financial institutions, mainly in the United States; the composition of which are regularly monitored by us. The Federal Deposit Insurance Corporation covers $250 thousand for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2026 the Company had $5.46 million deposits in excess of insured limits, meanwhile as of December 31, 2025, the Company had $5.45 million in U.S. bank accounts which exceeded insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
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
Three customers represented 86.86%, or 38.50%, 30.87%, and 17.49%, of the balance of total accounts receivable as of June 30, 2026 and two customers represented 85.34%, or 46.93% and 38.41%, of the balance of total accounts receivable as of December 31, 2025. The Company seeks to mitigate its credit risk with respect to accounts receivable by regularly monitoring the aging of accounts receivable balances and contracting with large commercial customers. As of June 30, 2026 and December 31, 2025, the Company had not experienced any significant losses on its accounts receivable.
During the three months ended June 30, 2026, the Company sold to primarily two customers which made up approximately 88.94% of total Net revenue, and consisted of 67.65%, and 21.29% from an S&P 500 Bank and a multinational telecommunications corporation operating in Africa, respectively.
During the three months ended June 30, 2025, the Company sold to primarily two customers which made up approximately 83.79% of total Net revenue, and consisted of 52.92%, and 30.87% from an S&P 500 Bank and QID Technologies, LLC ("QID"), which is a related party to the Company, respectively.
During the six months ended June 30, 2026, the Company sold to primarily one customer, an S&P 500 Bank, which made up approximately 71.95% of total Net revenue.
During the six months ended June 30, 2025, the Company sold to primarily two customers which made up approximately 82.14% of total Net revenue, and consisted of 57.20%, and 24.94% from an S&P 500 Bank and QID, which is a related party to the Company, respectively.
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
As of June 30, 2026, the Company determined that no Capitalized internal-use software was impaired. As of December 31, 2025, the Company determined that $7 thousand of Capitalized internal-use software was impaired. The impaired Capitalized internal-use software was expensed to Research and development during the year ended December 31, 2025.
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
Equity Method Investments — Equity method investments are accounted for in accordance with ASC 323, Investments — Equity Method and Joint Ventures ("ASC 323"). An investment in an entity in which the Company has significant influence over the entity’s financial and operating policies, but does not control, is accounted for using the equity method of accounting. Equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions, allocations of net loss, or impairments. The Company’s proportionate share of the income or loss, after elimination of intra-entity transactions, if any, from equity method investments is recognized on a one-quarter lag. Net income (loss) from the equity method investment is allocated based on the Company’s economic interest.
Equity method investments are reviewed for impairment whenever significant events or changes in circumstances occur and indicate that the carrying amount may not be recoverable. When those changes are other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. There was no impairment of the Company's equity method investments as of June 30, 2026 or December 31, 2025.
Goodwill — Goodwill is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration transferred over the fair value of the net assets acquired, including other Intangible assets, net, is recorded as Goodwill. Goodwill is tested for impairment at the reporting unit level at least quarterly or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded Goodwill amounts have been impaired, the Company would perform the impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when Goodwill is assessed for impairment. There was no impairment charge to Goodwill as of June 30, 2026 and December 31, 2025.

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
Under ASC 820, the fair value hierarchy ranks the inputs used in valuation techniques to determine fair value. The highest priority is assigned to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), while the lowest priority is given to unobservable inputs (Level 3 measurements). It is important to note that the classification level of an investment does not necessarily reflect the risk involved in holding those securities. The fair value hierarchy consists of the following three levels:
•Level 1 – Inputs to the valuation are quoted prices available in active markets for identical investments as of the reporting date;
•Level 2 – Inputs to the valuation are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and
•Level 3 – Inputs to the valuation are unobservable inputs, which are to be used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The estimated fair values of Cash and cash equivalents, Accounts receivable, Related party receivables, Prepaid expenses and other current assets, Other assets, Accounts payable, Related party payables, Accrued expenses, Deferred revenue, and Notes payable, at fair value approximate their carrying values. The Company evaluates the fair value of its non-financial assets and liabilities on a nonrecurring basis.
Warrant liabilities — The fair values of Warrant liabilities issued in connection with equity or debt issuance are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of the underlying common stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the remaining contractual term of the conversion option and warrant liabilities and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrant liability’s contractual life. The Company accounts for its financial assets and liabilities at fair value regularly.
Notes payable, at fair value — The Notes payable, at fair value includes a secured promissory note accounted for under the fair value option pursuant to ASC 825 in lieu of bifurcation of embedded features. The secured promissory note was recognized at fair value at issuance and subsequent changes in fair value will be recorded in the unaudited condensed consolidated statements of operations. The promissory note is measured at fair value in its entirety at each reporting date. Fair value of the secured promissory notes is determined using a multiple scenario-based valuation method, a “Level 3” fair value measurement. The significant inputs used in estimating the fair value of the promissory note include the estimated discount rate, expected term, and the outcome probability with respect to each scenario. All up front fees paid in cash were expensed as incurred, exclusive of the original issuance discount, which is embedded within the initial fair value. The Company did not perform a fair value remeasurement as of June 30, 2026 due to the limited passage of time and no known events or changes in circumstances that would materially affect the fair value between June 25, 2026 and June 30, 2026.
The following financial instruments were measured at fair value on a recurring basis:

	46022
	Total	Level 1	Level 2	Level 3
Liability for the November 9, 2016 Warrants (Note 3)	$250,000	$—	$—	$250,000
Liability for the December 16, 2016 Warrants (Note 3)	$1,465	$—	$—	$1,465
Total financial instruments measured at fair value on a recurring basis	$251,465	$—	$—	$251,465

	46203
	Total	Level 1	Level 2	Level 3
Liability for the November 9, 2016 Warrants (Note 3)	$250,000	$—	$—	$250,000
Liability for the December 16, 2016 Warrants (Note 3)	$512	$—	$—	$512
Streeterville Promissory Note June 25, 2026 (Note 2)	$5,000,000	$—	$—	$5,000,000
Total financial instruments measured at fair value on a recurring basis	$5,250,512	$—	$—	$5,250,512
Remaining Performance Obligations — The Company’s arrangements with its customers often have terms that span over multiple years. Revenue allocated to remaining performance obligations represents non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancellable contracted revenue, which includes customer deposit liabilities, is not considered a remaining performance obligation. As of June 30, 2026 and December 31, 2025, the Company did not have any related performance obligations for contracts with terms exceeding twelve months.
Disaggregation of Revenue

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Professional services (over time)	$842,949	$725,667	$1,532,781	$1,184,138
License fees (over time)	57,000	87,000	124,000	174,000
Net revenue	$899,949	$812,667	$1,656,781	$1,358,138
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
2. Borrowings
Promissory Notes Payable

	June 30, 2026	December 31, 2025
Malta loan receipt 3 – June 3, 2022	$523,499	$538,114
Malta loan receipt 2 – August 10, 2021	323,228	332,252
Malta loan receipt 1 – February 9, 2021	66,358	68,211
Interest added to principal	184,219	140,375
Total principal outstanding	1,097,304	1,078,952
Plus: accrued interest	23,475	48,985
Total promissory notes payable	$1,120,779	$1,127,937
In May 2020, the Company formed a subsidiary in the Republic of Malta, Trust Stamp Malta, with the intent to establish a research and development center with the assistance of potential grants and loans from the Maltese government. As part of the creation of this entity, we entered into an agreement with the government of Malta for a potentially repayable advance of up to €800 thousand or $858 thousand to assist in covering the costs of 75% of the first 24 months of payroll costs for any employee who begins 36 months from the execution of the agreement on July 8, 2020. On February 9, 2021 the Company began receiving funds and as of June 30, 2026, the balance received was $913 thousand which includes changes in foreign currency rates.
The Company will pay an annual interest rate of 2% over the European Central Banks (ECB) base rate as set on the beginning of the year in review. If the ECB rate is below negative 1%, the interest rate shall be fixed at 1%. The Company will repay a minimum of 10% of Trust Stamp Malta’s pre-tax profits per annum capped at 15% of the amount due to the Corporation until the disbursed funds are repaid. At this time, Trust Stamp Malta does not have any revenue-generating contracts and therefore, we do not believe any amounts shall be classified as current. The Malta loan interest rate decreased from 5.15% for the six months ended June 30, 2025 to 4.15% for the six months ended June 30, 2026.
Secured Promissory Notes

	June 30, 2026	December 31, 2025
SentiLink loan agreement - November 13, 2024	$—	$3,000,000
Interest added to principal	—	56,384
Total principal and interest outstanding	—	3,056,384
Plus: accrued interest	—	12,657
Less: payments	—	(3,069,041)
Total secured promissory note payable	$—	$—
SentiLink Promissory Note 2024 — On November 13, 2024, the Company entered into a secured promissory note with SentiLink Corporation whereas the Company promised to pay to SentiLink Corp. the principal sum of $3.00 million. Interest expense accrued from the date of this promissory note on the unpaid principal amount at a rate equal to 14% per annum, computed as simple interest on the basis of a year of 365 days. On January 10, 2025 the Company repaid the secured promissory note in full totaling $3,069,041, including $69,041 of total interest expense.

	June 30, 2026	December 31, 2025
Streeterville Capital LLC loan agreement - July 1, 2025	$—	$2,210,000
Interest added to principal	—	51,413
Total principal and interest outstanding	—	2,261,413
Less: payments	—	(2,261,413)
Total secured promissory note payable	$—	$—
Streeterville Promissory Note 2025 — On July 1, 2025, the Company received a loan from Streeterville Capital LLC pursuant to a Secured Promissory Note in the principal amount of $2.21 million. The purchase price of the note was $2,000,000 and carried an original issue discount of $200 thousand and legal fees incurred in connection with the purchase and sale of the note of $10 thousand. The note accrues interest at nine percent (9%) per annum and is due and payable on November 1, 2026. The Company may prepay all or a portion of the outstanding principal and interest of the note at any time. On October 1, 2025 the Company repaid the Secured Promissory Note in full totaling $2,261,413, including $51,413 of total interest expense. As of June 30, 2026, the Secured Promissory Note balance was $0.

	June 30, 2026	December 31, 2025
Streeterville Capital LLC loan agreement - June 25, 2026	$5,000,000	$—
Fair value adjustment	—	—
Total principal outstanding	5,000,000	—
Less: payments	—	—
Total secured promissory note payable	$5,000,000	—
Streeterville Promissory Note 2026 — On June 25, 2026, the Company entered into a note purchase agreement with Streeterville Capital LLC, (the "Lender") pursuant to which the Company issued a secured promissory note to the investor in the principal amount of $5,510,000. The note carried an original issue discount of $500,000 and $10,000 for the Lender's legal fees incurred in connection with the purchase and sale of the note. The note accrues interest at nine percent (9%) per annum. Beginning on June 25, 2027, the Lender can demand that 1/8th of the outstanding balance be repaid each month. All principal and interest on this note is due and payable on the maturity date, June 25, 2028.
The secured promissory note is accounted for under the fair value option pursuant to ASC 825 in lieu of bifurcation of embedded features. The promissory note is measured at fair value in its entirety at each reporting date, with changes in fair value recognized in earnings, except that any portion of the change in fair value attributable to changes in the Company's own instrument-specific credit risk is recognized in other comprehensive, if applicable. Any upfront fees paid in cash will be expensed as incurred, exclusive of the original issuance discount, which is embedded within the initial fair value.
The secured promissory note was issued at arm’s-length with no other transaction elements warranting accounting recognition, thus, cash proceeds received equal the fair value at inception. The Company did not perform a fair value remeasurement as of June 30, 2026 due to the limited passage of time and no known events or changes in circumstances that would materially affect the fair value between June 25, 2026 and June 30, 2026. As such, the secured promissory note balance was $5,000,000 as of June 30, 2026.
In connection with this transaction, the Company incurred $250,000 in financial advisory fees that was accrued as of June 30, 2026 and recorded to Other expense during the six months ended June 30, 2026.
3. Warrants

	Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2026	3,501,133	$4.19	4.37	$376,868
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled and forfeited	—	—
Warrant liability variable share change	311,619
Balance as of June 30, 2026	3,812,752	$3.84	3.79	$250,475
Warrants exercisable as of June 30, 2026	3,812,752	$3.84	3.79	$250,475
Liability Classified Warrants
The following table presents the change in the liability balance associated with the liability classified warrants, which are classified in Level 3 of the fair value hierarchy from January 1, 2025 to June 30, 2026:

Warrants ($)
Balance as of January 1, 2025	$255,039
Additional warrants issued	—
Change in fair value	(3,574)
Balance as of December 31, 2025	$251,465
Additional warrants issued	—
Change in fair value	(953)
Balance as of June 30, 2026	$250,512
On November 9, 2016, the Company has issued a customer a warrant to purchase up to $1.00 million of capital stock in a future round of financing at a 20% discount of the lowest price paid by another investor. There is no vesting period, and the warrant expires on November 30, 2026. The Company evaluated the provisions of ASC 480, Distinguishing Liabilities from Equity, noting the warrant should be classified as a liability due to its settlement being for a variable number of shares and potentially for a class of shares not yet authorized. The warrant was determined to have a fair value of $250 thousand which was recorded as a Deferred contract acquisition asset and to a Warrant liability during the year ended December 31, 2016 and was amortized as a revenue discount prior to the current periods presented. The fair value of the warrant was estimated on the date of grant by estimating the warrant’s intrinsic value on issuance using the estimated fair value of the Company as a whole and has a balance of $250 thousand as of June 30, 2026.
As of June 30, 2026, the number of warrants exercisable under this agreement amount to 523,013, representing an increase of 203,319 compared to 319,694 as of December 31, 2025. The change is solely due to the change in the variable share settlement associated with the warrant liability terms.
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
The Company used a Black-Scholes-Merton pricing model to determine the fair value of the warrants and uses this model to assess the fair value of the warrant liability. As of June 30, 2026, the warrant liability is recorded at $512 which is a $953 decrease, recorded to Change in fair value of warrant liability, from the balance of $1,465 as of December 31, 2025.
The following assumptions were used to calculate the fair value of the warrant liability:

	June 30, 2026	December 31, 2025
Fair value	$1.20 — $1.56	$1.53 — $3.42
Exercise price	$0.87 — $0.93	$0.93 — $1.97
Risk free interest rate	3.67% — 3.91%	3.50% — 3.97%
Expected dividend yield	—%	—%
Expected volatility	72.68% — 82.87%	143.35% — 174.07%
Expected term	0.50 years	2 years
Equity Classified Warrants

Warrant Issuance Date	Strike Price	June 30, 2026	December 31, 2025
November 9, 2016	$46.80	5,342	5,342
September 3, 2024	$4.83	95,493	95,493
September 3, 2024	$4.83	318,202	318,202
September 10, 2024	$3.41	250,930	250,930
October 31, 2025	$4.20	1,301,945	1,301,945
October 31, 2025	$4.20	1,209,099	1,209,099
Total warrants outstanding		3,181,011	3,181,011
November 9, 2016
The Company has issued a customer a warrant to purchase 5,342 shares of Class A Common Stock with an exercise price of $46.80 per share. The warrant was issued on November 9, 2016. There is no vesting period, and the warrant expires on November 30, 2026.
The warrants to purchase the remaining 5,342 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2026.
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
The warrants to purchase the remaining 95,493 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2026.
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
On October 31, 2025, the institutional investor exercised 318,202 warrants to purchase shares of Class A Common Stock of the Company and the warrants were repriced to $4.20 per warrant for total proceeds of $1,336,448,
The warrants to purchase the remaining 318,202 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2026.
September 10, 2024
On September 10, 2024, the Company, entered into a securities purchase agreement with a certain institutional investor. The investor and the Company previously entered into that certain securities purchase agreement dated July 13, 2024, in which the Company issued 306,514 shares of Class A Common Stock, par value $0.01 of the Company in exchange for the issuance by the investor to the Company of (i) a $500,000 promissory note payable on July 31, 2024; (ii) a $500,000 promissory note payable on August 31, 2024; and (iii) a $1,000,000 promissory note payable within three (3) trading days of an effective resale registration statement. As of June 30, 2026, all promissory notes have been repaid.
The Company agreed, at the closing of the securities purchase agreement and upon the terms and subject to the conditions set forth, to issue shares certain warrants to purchase 250,930 shares of Class A Common Stock, with an exercise price equal to $3.4095, subject to adjustment in certain circumstances. The warrants shall be exercisable for a period of 24 months beginning on November 1, 2024.
The warrants to purchase the remaining 250,930 shares of the Company’s Class A Common Stock remain outstanding as of June 30, 2026.
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
All warrants related to this investment have been forfeited and are no longer outstanding as of June 30, 2026.
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
All warrants related to this investment have been exercised and are no longer outstanding as of June 30, 2026.
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
The warrants to purchase the 1,209,099 October 2025 Series A Warrants and the 1,301,945 October 2025 Series B Warrants remain outstanding as of June 30, 2026.
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
The Company qualitatively assesses the investment for impairment in accordance with ASC 321. As of December 31, 2025, the Company recorded $360 thousand to Other expenses, for impairment of the Boumarang prepaid warrant and common stock investment as a result of a change in fair value identified by qualitative assessment. As of June 30, 2026, there was no additional impairment and the carrying value of the Boumarang investment was $359,605.
Boumarang Subscription Agreement — On August 6, 2024, Trust Stamp executed a Subscription Agreement with Boumarang to participate in a Regulation D offering being conducted by Boumarang, subscribing for 100,000 shares of Boumarang's common stock at a price per share of $1.00. The Company made the $100,000 subscription payment on August 6, 2024.
Equity Method Investments
Activity recorded for the Company’s equity method investment in QID and CyberFish as of June 30, 2026 and December 31, 2025 is summarized in the following table:

	QID Technologies, LLC	CyberFish CyberPsychology Solutions Ltd	Total Equity Method Investments
Equity investment carrying amount at January 1, 2025	$—	$—	$—
Portion of operating losses recognized	(75,030)	—	(75,030)
Change in T Stamp Inc's basis	160,055	—	160,055
Equity investment carrying amount at December 31, 2025	85,025	—	85,025
Portion of operating losses recognized	(85,025)	(1,035)	(86,060)
Change in T Stamp Inc's basis	—	250,691	250,691
Equity investment carrying amount at June 30, 2026	$—	$249,656	$249,656
QID Technologies, LLC — On November 12, 2024, the Company entered into a business arrangement with Qenta Inc. ("Qenta") under which Qenta and Trust Stamp formed a subsidiary, QID Technologies, LLC (“QID”). This arrangement is considered a related party transaction due to the common ownership. See Note 9 for details. In parallel, the Company entered into a license and assignment agreement with QID, in which the Company provided a non-exclusive license of its AI-powered identity technologies to QID in exchange for (i) a $1.00 million license fee in the form of a promissory note, which was due and payable in three equal tranches on December 31, 2024, February 1, 2025; and March 1, 2025; and (ii) the transfer of 10% of QID to the Company by Qenta. The final payment for the promissory note was made on April 30, 2025.
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
The Company recorded the initial investment in QID of $100,000 in “Investments” on its unaudited condensed consolidated balance sheet. Due to the timing and availability of QID’s financial information, the Company is recording its proportionate share of losses from QID on a one quarter lag basis. QID’s summary balance sheet information as of March 31, 2026 is below:

	March 31, 2026	September 30, 2025
Current assets	$—	$—
Noncurrent assets	2,762,103	1,210,266
Current liabilities	639,875	360,266
Noncurrent liabilities	—	—
Equity	$2,122,228	$850,000
During the six months ended June 30, 2026, the Company recorded $85 thousand of QID's net loss which depleted the QID investment balance to $0 as of June 30, 2026. The Company will track its proportionate share of losses in a memo account and will resume recording a proportionate share of income only when losses have been fully offset. During the six months ended June 30, 2025, the Company recorded $35 thousand of QID's net loss. Results for QID’s operations for the three and six months ended March 31, 2026 and 2025 are summarized below:

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Costs and expenses	1,473,863	350,000	2,274,159	350,000
Net loss	$(1,473,863)	$(350,000)	$(2,274,159)	$(350,000)
The Company held a weighted average of 10% of QID’s equity during the six months ended June 30, 2026.
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
On March 9, 2026, the Company recorded the Total Consideration to Investments on its unaudited condensed consolidated balance sheet of €219,635 or $254,600. As of June 30, 2026, the investment balance is €218,736 or $249,656 with the change attributable to a loss of €889 or $1,035 related to the Company recording its proportionate share of losses from CyberFish and the remaining change solely attributable to foreign currency fluctuation. Due to the timing and availability of CyberFish’s financial information, the Company recognizes its proportionate share of CyberFish losses on a one quarter lag basis.
During the six months ended June 30, 2026 the Company recorded $18 thousand in Net revenue as a result of development services provided. As of June 30, 2026, the Company recorded $159 thousand in Deferred revenue from CyberFish due to deferred development services in relation to the Non-cash Consideration in line with the CyberFish share purchase agreement.
Since closing the share purchase agreement and during the six months ended June 30, 2026, the Company held a weighted average of 50% of CyberFish’s equity and held one of two seats on CyberFish’s Board of Directors. CyberFish’s Board of Directors decisions require unanimous consent, which affords each shareholder substantive participation rights over the activities that most significantly affect CyberFish’s economic performance, including strategic direction, budgets, and financing decisions. The Company has determined that it does not have the ability to control CyberFish's operations, but rather exercises significant influence over CyberFish through its representation on the board of directors and its voting interest; accordingly, the Company accounts for its investment in CyberFish under the equity method of accounting.

5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid operating expenses	$336,369	$281,805
Prepaid software	139,623	139,623
Value added tax receivable	28,915	33,597
Rent deposit	67,579	22,477
Tax credit receivable (short-term)	524	—
Miscellaneous receivable	64,939	3,666
Prepaid expenses and other current assets	$637,949	$481,168
Capitalized internal-use software, net
Capitalized internal-use software, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	June 30, 2026	December 31, 2025
Internally developed software	5 Years	$5,706,266	$5,270,995
Less: Accumulated depreciation		(3,904,399)	(3,565,169)
Capitalized internal-use software, net		$1,801,867	$1,705,826
Amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2026 and 2025 totaled $172 thousand and $151 thousand, respectively.
Amortization expense during the six months ended June 30, 2026 and 2025 totaled $339 thousand and $293 thousand, respectively.
Property and equipment, net
Property and equipment, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	June 30, 2026	December 31, 2025
Computer equipment	3-4 Years	$238,821	$217,167
Furniture and fixtures	10 Years	29,005	21,196
Property and equipment, gross		267,826	238,363
Less: Accumulated depreciation		(189,636)	(180,152)
Property and equipment, net		$78,190	$58,211
Depreciation expense is recognized on a straight-line basis and during the three months ended June 30, 2026 and 2025 totaled $8 thousand and $6 thousand, respectively.
Depreciation expense during the six months ended June 30, 2026 and 2025 totaled $15 thousand and $12 thousand, respectively.

Accrued expenses
Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Compensation payable	$262,820	$97,913
Commission liability	44,662	339,502
Accrued legal and professional fees	14,156	67,246
Accrued employee taxes	107,793	31,195
Accrued patent	—	13,738
Other accrued liabilities	3,773	12,448
Accrued expenses	$433,204	$562,042
6. Goodwill and Intangible Assets, Net
The balance of Goodwill was $1,473,194 as of June 30, 2026. The carrying amount of Goodwill for the six months ended June 30, 2026 has increased by £166,362 or $224,530 due to the purchase price allocation from the acquisition of Lexverify Ltd described further in Note 13.
The Company had a balance of $85 thousand as of June 30, 2026 for Development technology representing Lexverify's proprietary AI software purchased through the acquisition of Lexverify Ltd described further in Note 13.
Development technology amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2026 and 2025 totaled $8 thousand and $0, respectively.
Development technology amortization during the six months ended June 30, 2026 and 2025 totaled $11 thousand and $0, respectively.
Intangible assets, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	Useful Lives	June 30, 2026	December 31, 2025
Patent application costs	3 Years	$735,756	$689,174
Trade name and trademarks	3 Years	72,733	74,975
Intangible assets, gross		808,489	764,149
Less: Accumulated amortization		(642,416)	(583,114)
Intangible assets, net		$166,073	$181,035
Intangible asset amortization expense is recognized on a straight-line basis and during the three months ended June 30, 2026 and 2025 totaled $29 thousand and $32 thousand, respectively.
Intangible asset amortization during the six months ended June 30, 2026 and 2025 totaled $61 thousand and $66 thousand, respectively.
Estimated future amortization expense of Intangible assets, net is as follows:

Years Ending December 31,	Amount
2026	$53,701
2027	75,009
2028	34,830
2029	2,533
Total future amortization	$166,073

7. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(2,693,849)	$(1,711,958)	$(4,925,245)	$(3,869,345)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders	5,614,819	2,496,574	5,449,134	2,466,476

Net loss per share attributable to common stockholders	$(0.48)	$(0.69)	$(0.90)	$(1.57)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	June 30, 2026	December 31, 2025
Options, RSUs, and grants	457,491	511,329
Warrants	3,812,752	3,501,133
Total	4,270,243	4,012,462

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
Stock Options
The following table summarizes stock option activity as of June 30, 2026:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	22,665	$84.28	1.27	$—
Options granted	4,924	5.32
Options exercised	—	—
Options canceled and forfeited	(19,198)	89.07
Balance as of December 31, 2025	8,391	34.83	2.57	—
Options granted	2,105	2.85
Options exercised	—	—
Options canceled and forfeited	(135)	44.46
Balance as of March 31, 2026	10,361	26.14	2.48	—
Options granted	2,236	2.68
Options exercised	—	—
Options canceled and forfeited	(180)	33.74
Balance as of June 30, 2026	12,417	21.93	2.39	—
The aggregate intrinsic value of options outstanding, exercisable, and vested is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2026 and 2025 was $0.
The weighted average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $0.96 and $2.07 per share, respectively. The total grant-date fair value of options that vested during the six months ended June 30, 2026 and 2025 was $4 thousand and $4 thousand, respectively.
The following assumptions were used to calculate the fair value of options granted during the six months ended June 30, 2026 and 2025:

For the six months ended June 30,
	2026	2025
Fair value of Class A Common Stock	$1.43 — $3.41	$1.27 — $4.48
Exercise price	$2.66 — $2.86	$6.01 — $6.85
Risk free interest rate	3.52% — 4.15%	3.78% — 4.33%
Expected dividend yield	—%	—%
Expected volatility	141.47% — 149.44%	155.39% — 166.59%
Expected term	3 year	3 years
As of June 30, 2026, the Company had 12,417 stock options outstanding of which all are fully vested options.

The Company recognized $2 thousand and $1 thousand in stock option expense during the three months ended June 30, 2026 and 2025, respectively.
The Company recognized $4 thousand in stock option expense during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 the Company has no unrecognized stock-based compensation related to options.
Stock Grants
As of June 30, 2026, the Company had 33,198 common stock grants outstanding of which 27,579 were vested but not issued and 5,619 were not yet vested. All granted and outstanding common stock grants will fully vest by June 30, 2027.
The Company recognized $19 thousand and $71 thousand in common stock grant expense during the three months ended June 30, 2026 and 2025, respectively.
The Company recognized $39 thousand and $160 thousand in common stock grant expense during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company has $11 thousand unrecognized stock-based compensation related to common stock grants that will be recognized over the next year
RSUs
As of June 30, 2026, the Company had 411,876 RSUs outstanding of which 14,233 were vested but not issued and 397,643 were not yet vested. All granted and outstanding RSUs will fully vest by January 2, 2027.
The Company recognized $285 thousand and $193 thousand in RSU expense during the three months ended June 30, 2026 and 2025, respectively.
The Company recognized $523 thousand and $235 thousand in RSU expense during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company has $693 thousand unrecognized stock-based compensation related to RSUs, to be recognized over the following months before January 2, 2027
A summary of outstanding RSU activity as of June 30, 2026 is as follows:

RSU Outstanding Number of Shares
Balance as of January 1, 2025	72,074
Granted	478,027
Vested (issued)	(51,771)
Forfeited	(20,433)
Balance as of December 31, 2025	477,897
Granted	215,398
Vested (issued)	—
Forfeited	—
Balance as of March 31, 2026	693,295
Granted	97,378
Vested (issued)	(308,242)
Forfeited	(70,555)
Balance as of June 30, 2026	411,876

Stock-based compensation expense
Our consolidated statements of operations include stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Cost of services	$5,224	$870	$8,988	$951
Research and development	22,814	5,549	43,012	11,756
Selling, general, and administrative	278,160	258,741	514,309	386,780
Total stock-based compensation expense	$306,198	$265,160	$566,309	$399,487
The Company recognized a total of $566 thousand and $399 thousand in stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, the total stock-based compensation included $131 thousand related to prepaid services paid in stock-based compensation. The Company recognized a total of $265 thousand in stock-based compensation expense during the three months ended June 30, 2025 of which $57 thousand was related to prepaid services paid in stock-based compensation.
9. Related Party Transactions
Related Party Payables
There were related party payables of $87 thousand and $102 thousand as of June 30, 2026 and December 31, 2025, respectively. The related party payables as of June 30, 2026 and December 31, 2025 primarily relate to amounts owed to contractors that maintain full time employment relationships with the Company and smaller amounts payable to members of management as expense reimbursements.
Related Party Receivables
Related party receivables of $19 thousand and $15 thousand as of June 30, 2026 and December 31, 2025, respectively, are primarily related to amounts due from an employee loan and smaller amounts due from employee.
CyberFish CyberPsychology Solutions Ltd Share Purchase Agreement, Shareholders Agreement, and Consulting Agreement
On March 9, 2026, Trust Stamp Malta Limited entered into a share purchase agreement with CyberFish CyberPsychology Solutions Ltd, a private company incorporated in England and Wales (“CyberFish”) CyberFish. As one of CyberFish's Directors serves as a member of the Board of Directors of T Stamp Inc., CyberFish is considered a related party. Pursuant to the share purchase agreement, Trust Stamp Malta Limited agreed to subscribe to fifty percent (50%) of the authorized share capital of CyberFish in exchange for £190,000 or $254,600 at closing (the “Total Consideration”), consisting of (i) a cash payment of €30,000 or $34,776 payable to Malta Enterprise on behalf of CyberFish and (ii) a cash payment of £30,000 or $40,200 payable to CyberFish (together, the “Cash Consideration”) and (iii) non-cash consideration totaling £134,048 or $179,624, equal to the remaining balance of the Total Consideration following deduction of the Cash Consideration, comprising the provision of software development, engineering, and related technical services by Trust Stamp Malta Limited and/or other Company group entities. Malta Enterprise is a Maltese national development agency that previously provided CyberFish a start-up loan, which is partly being repaid as part of this transaction. Upon execution of the transaction and establishing the contract under ASC 606, the Company recognized revenues of $39 thousand related to services provided during the quarter and prior to the Effective Date, and the remaining $162 thousand Deferred revenue balance will be recognized as costs are incurred with delivering services to the customer.
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

During the three and six months ended June 30, 2026 the Company paid CyberFish the amount of $0 and $21 thousand for services provided by CyberFish to the Company.
QID Technologies LLC
On November 12, 2024, the Company entered into a business arrangement with Qenta under which Qenta and Trust Stamp formed a subsidiary, QID Technologies LLC. The Company and QID have entered into a license and assignment agreement and a Master Technology Services Agreement. See Note 4 for more information. The Company and Qenta are related parties in that Qenta and DQI Holdings Inc. (“DQI”) have a common owner and DQI has an ownership interest in Trust Stamp. The Company and QID transactions are included in Accounts receivable, Investment, Net revenue, and Net loss from equity method investment. As of June 30, 2026 and December 31, 2025, the Company had outstanding billings owed from QID of $359,929 and $360,423, respectively.
Mutual Channel Agreement
On November 15, 2020, the Company entered into a Mutual Channel Agreement with Vital4Data, Inc., a company at which one of our Directors serves as Chief Executive Officer. Pursuant to the agreement, the Company engaged Vita4Data, Inc. as a non-exclusive sales representative for the Company’s products and services. Vital4Data, Inc. is entitled to compensation in the form of commissions, receiving a 20% of commission-eligible on Net revenue from sales generated by Vital4Data, Inc. in the first year of the contract term, which is reduced to 10% in the second year, and 5% in the third year. The Company has not earned or expensed any commissions pursuant to the Vital4Data, Inc. agreement to date. As of June 30, 2026 and December 31, 2025, the Vital4Data, Inc. commission due was $0.
Channel Partnership Agreement
On April 17, 2025, the Company entered into a Channel Partnership Agreement with CyberFish, a company at which one of the Company's Directors serves as Chief Executive Officer. Pursuant to the agreement, CyberFish engages Trust Stamp to sell CyberFish services to Trust Stamp’s clients, customers and users. The term of this agreement commenced on April 17, 2025 and continues for two (2) years unless terminated as provided under the agreement. If the agreement has not been terminated, it shall be automatically renewed. Trust Stamp will be entitled to a commission equal to thirty percent (30%) of the net revenue received by CyberFish from sales of the services made directly by Trust Stamp to customers. The Company has not earned any commissions pursuant to the CyberFish agreement to date. As of June 30, 2026 and December 31, 2025, the CyberFish commission due was $0.
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
On January 25, 2022, the Company entered into an agreement with the government of Malta for a grant of up to €100 thousand or $107 thousand, in terms of the ‘Investment Aid to produce the COVID-19 Relevant Product’ program, to support the proposed investment. The estimated value of the grant is €137 thousand or $146 thousand, at an aid intensity of 75% to cover eligible wage costs incurred after February 1, 2022 in relation to new employees engaged specifically for the implementation of the project. On September 22, 2022, the Company entered into an amendment agreement that enables the Company to submit eligible employee expenses for reimbursement by October 31, 2022. The grant was approved in January 2022, however, the request for payment was not approved and management abandoned the agreement. During the six months ended June 30, 2026 and 2025, the Company incurred no expenses that are reimbursable under the grant. As of June 30, 2026, no amounts provided under this grant were received.
On January 2, 2024, an agreement became effective between the Company and government of Malta and the University of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program 2023 Call. The project's effective date is on January 2,

2024. The grant funds shall be transferred into three separate tranches: Pre-financing (50%) resulting in €38 thousand or $40 thousand, interim financing 30% resulting in €23 thousand or $24 thousand, and retention (20%) resulting in €15 thousand or $16 thousand. On May 3, 2024 the Company received the pre-financing tranche, meanwhile on April 2, 2026 the Company received the interim financing tranche. The Company recognized $39 thousand as grant income related to these grants during the six months ended June 30, 2026. As a result, the Company recorded €13 thousand or $15 thousand and €25 thousand or $29 thousand to deferred revenue as of June 30, 2026 and December 31, 2025, respectively.
On October 18, 2024, the Company entered into an agreement with the government of Malta. The government of Malta has appointed the Managing Authority to administer the funds granted by it as the national contribution to the Technology Development Program LITE, 2024 Call. The project's effective date is on November 1, 2024. The grant funds shall be transferred in two separate tranches, pre-financing resulting in €120 thousand or $126 thousand and 20% retention resulting in €30 thousand or $31 thousand. On November 29, 2024, the Company received the pre-financing tranche. During the six months ended June 30, 2026, the Company recognized €36 thousand or $41 thousand, recorded to other income, in line with the percentage of completion which was obtained by the respective project managers responsible for the project. The Company did not record any balance to deferred revenue as of June 30, 2026 and €36 thousand or $42 thousand to deferred revenue as of June 30, 2025, respectively.
11. Leases and Commitments
Operating Leases — The Company leases office space in Atlanta, Georgia, which serves as its corporate headquarters, office space in Malta, which serves as its research and development facility, and vehicles in Malta that are considered operating lease arrangements under ASC 842 guidance. In addition, the Company contracts for month-to-month coworking arrangements in other office spaces in Denmark, Rwanda, and Japan to support its dispersed workforce. As of June 30, 2026, there were no minimum lease commitments related to month-to-month lease arrangements.
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

Lease term and discount rate	June 30, 2026
Weighted average remaining lease term	1.96 years
Weighted average discount rate	5.0%
Balance sheet information related to leases as of as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets
Operating lease right-of-use assets	$98,101	$102,554

Operating lease liabilities
Short-term operating lease liabilities	$47,178	$56,883
Long-term operating lease liabilities	48,272	18,232
Total operating lease liabilities	$95,450	$75,115

Future maturities of ASC 842 lease liabilities as of June 30, 2026 are as follows:

Years Ending June 30,	Principal Payments	Imputed Interest Payments	Total Payments
2026	$28,155	$1,962	$30,117
2027	43,459	2,349	45,808
2028	23,836	372	24,208
Total future maturities	$95,450	$4,683	$100,133
Total lease expense, under ASC 842, was included in Selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease expense – fixed payments	$37,422	$41,043	$74,705	$79,091
Short term lease expense	11,784	9,510	21,135	20,758
Total lease expense	$49,206	$50,553	$95,840	$99,849
Supplemental cash flows information related to leases was as follow:

	For the six months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(47,965)	$(65,182)
During the six months ended June 30, 2026, the Company did not incur variable lease expense.
Litigation — The Company is not currently involved with and does not know of any pending or threatening litigation against the Company or any of its officers or directors in connection with its business.
12. Segment Reporting
The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in our unaudited condensed consolidated financial statements. The Company currently operates in one reportable segment, artificial intelligence-powered solutions. The artificial intelligence-powered solutions segment generates revenue primarily from software licenses, professional services, and recurring Software-as-a-Service ("SaaS") revenue. The Company determined that providing the geographic information is impracticable as consolidated financial results are evaluated regardless of the location.
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
13. Acquisition

On February 27, 2026, T Stamp Inc. completed the acquisition of one hundred percent (100%) of the issued and outstanding share capital of Lexverify Ltd., a private limited company incorporated in England and Wales (“Lexverify”) pursuant to a share purchase agreement dated February 27, 2026 by and among the Company and the shareholders of Lexverify. The Company believes this acquisition provides new expertise in the training and use of large language models as well as providing an additional access point to the UK market for the Company.
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
On the Closing Date, the Company issued 39,377 shares of Common Stock to the Sellers in satisfaction of the Completion Consideration. In addition, on May 28, 2026, another issuance of 39,377 shares of Common stock were issued to the Sellers. As of August 12, 2026, the shares of Common Stock to satisfy the remaining Deferred Consideration remain to be issued by the Company to the stockholders of Lexverify.
We recognized the assets and liabilities for this acquisition based on our fair value estimates of their acquisition date. Based on the allocation of the fair value of the acquisition price, measurement period adjustments, and subject to any working capital adjustments, the amount of goodwill was estimated to be £166,362 or $224,530. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment. Lexverify is reported within the Company’s one operating segment.
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
The results of operations of Lexverify have been included in the unaudited condensed consolidated financial statements of the Company as of February 27, 2026, the closing date of the acquisition. During the six months ended June 30, 2026, results of operations included $3,216 in Net revenue and $176,327 in Net loss. The Company is not providing supplemental pro forma disclosures for this acquisition as it does not materially contribute to the consolidated operations of the Company.

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
Trust Stamp primarily develops proprietary artificial intelligence-powered solutions, researching and leveraging machine learning/artificial intelligence, including computer vision, cryptography, and data mining, to process and protect data and deliver insightful outputs that increase efficiency, identify and defend against fraud, protect sensitive user information, facilitate automated processes, and extend the reach of digital services through global accessibility. We utilize the power and agility of technologies such as GPU processing, edge computing, neural networks, and large language models to process and protect data faster and more effectively than historically possible to deliver results at a disruptively low cost for usage across multiple industries.
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
Over the last year, while maintaining our strong emphasis on identity authentication for financial services, the Company has undertaken a multi-pronged process to position itself better to leverage the growing opportunities offered by the expanded capabilities, use, and acceptance of AI technologies. While the Company remains committed to the long-term potential of its original focus on the US financial services market, the Company has diversified its target markets. This process has included:
•Acquiring ownership of Lexverify Ltd. and a 50% ownership interest in CyberFish CyberPsychology Solutions Ltd (both companies in the United Kingdom).
•Launching our Sovereign-AI initiative leveraging (inter alia) the expertise gained from the Lexverify acquisition.
•Reducing the size of the non-production-focused executive and consulting teams to reduce overhead and releasing sales staff that did not meet their targets while adding senior business development advisors in the United Kingdom, Ghana, Nigeria, Kenya, and Malta primarily compensated based on revenue received
•Developing joint ventures with proven industry partners with access to target markets
•Increasing focus on the cryptocurrency market (especially Stablecoins) and developing products designed to meet specific needs and opportunities in that sector
•Updating services offered via the Orchestration Layer platform in response to market feedback
•Expanding our IP portfolio to strengthen our existing position related to presentation attack detection and tokenization and include implementations such as:
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
•Strengthening our international 3rd party cybersecurity and data handling certifications by adding SOC2 certification to our NCSC Cyberessentials Plus certification and in the process of obtaining a renewed D-Seal certification (the world’s first certification that includes not just data security but also the ethical and responsible use of data) and NCSC Cyberessentials certification.
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
Recent Developments
Secured Promissory Note
On June 25, 2026, T Stamp Inc. entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital LLC (the “Investor”) pursuant to which the Company issued a Secured Promissory Note (the “Note”) to the Investor in the principal amount of $5,510,000.
The Note carries an original issue discount of $500,000 (the “OID”). In addition, Company agreed to pay $10,000 to the Investor to cover Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Note (the “Transaction Expense Amount”). The OID and Transaction Expense Amount were included in the initial principal balance of the Note. The purchase price of the Note, therefore, was $5,000,000, computed as follows: $5,510,000 initial principal balance, less the OID, less the Transaction Expense Amount.
The Note accrues interest at nine percent (9%) per annum and is due and payable on June 25, 2028. The Company may prepay all or a portion of the outstanding principal and interest of the Note at any time. In addition, any time the Company receives any money in connection with any fundraising or financing transaction (including, but not limited to, any warrant exercises, “at the market” financing, equity line of credit or debt financing), it must immediately make a mandatory prepayment to the Investor in an amount equal to the lesser of (a) fifty percent (50%) of the amount raised in such transaction, and (b) the total outstanding balance due under the Note as of the closing date of such financing, payable within two (2) trading days of receiving such amount.
Further, beginning on June 25, 2027 (the “Redemption Start Date), the Investor has the right, in its sole discretion, to redeem up to a specified maximum monthly amount due under the Note by delivering one or more written redemption notices to the Company. Upon receipt of a redemption notice, the Company is required to pay the applicable redemption amount plus an Exit Fee (as defined further below) in cash within two trading days. If, by the end of any month following the Redemption Start Date, the Company has not reduced the outstanding balance by at least the maximum monthly redemption amount, the Company must pay the shortfall (plus the Exit Fee) in cash by the fifth day of the following month. Failure to do so will result in an automatic increase of the outstanding balance by 1% as of such date.
All payments made under this Note on or after December 25, 2026 (including, but not limited to, repayment of the Note at maturity or thereafter) will be subject to an exit fee of seven percent (7%) of the portion of the outstanding balance being repaid (the “Exit Fee”).
The Note includes customary default trigger events, including, among others: (i) failure by the Company to timely make payments due under the Note; (ii) bankruptcy or insolvency events involving the Company; (iii) the execution or consummation of a "Fundamental Transaction" (i.e. a merger, sale of all or substantially all assets, change of control, recapitalization, or other business combination or restructuring involving the Company or its subsidiaries that results in a change in voting power or asset ownership without full repayment of the Note); (iv) breaches of covenants or other agreements in the Note or related transaction documents; (v) material misstatements of representations or warranties; and (vi) entry of certain judgments against the Company. Upon the occurrence of a trigger event, the Investor may elect to increase the outstanding balance of the Note or require the Company to cure the event within five trading days. If uncured, the trigger event becomes an event of default. Upon an event of default, the Investor may accelerate the Note, making the outstanding balance immediately due and payable at the “Mandatory Default Amount,” and interest will begin accruing at a default interest rate of 22% per annum (or the maximum rate permitted by law). Certain insolvency-related trigger events result in an automatic default and acceleration without notice. Following an event of default, the Investor also has the right to seek injunctive relief prohibiting the Company from issuing shares of its common stock or preferred stock to any party unless fifty percent (50%) of the gross proceeds of such issuance are simultaneously used to repay the Note, and to seek injunctive relief preventing the Company from consummating any Fundamental Transaction if the Note is not being repaid in full upon consummation of the Fundamental Transaction. The Note also includes a waiver of offset and counterclaim rights by the Company.
Pursuant to the Note Purchase Agreement, the Company has agreed to certain additional covenants that remain in effect until all obligations under the Note, Note Purchase Agreement, and Security Agreement (collectively, the “Transaction Documents”) are paid and performed in full. The Company may not, without the prior written consent of the Investor (which consent may be granted or withheld in the Investor’s sole and absolute discretion): (i) issue or incur any debt obligations, other than ordinary-course trade payables, or issue any convertible securities, variable-price securities, or securities with price reset provisions; or (ii) grant any lien, security interest, or encumbrance on any of the Company’s assets to any third party. At-the-market facilities, fixed-price primary equity offerings, and warrants without variable pricing mechanics are not subject to this restriction. In addition, if the Company enters into any future financing with terms that are more economically favorable to the new investor than those provided to the Investor in the Transaction Documents, the Investor has the right to require that such more favorable terms be incorporated into the Transaction Documents on a retroactive basis.
The Company’s obligations under the Note are secured by all of Company’s assets as further described in the related Security Agreement between the Company and the Investor filed as Exhibit 10.50 to this Quarterly Report.
The foregoing is intended to be a summary of the Note Purchase Agreement, the Note, and the Security Agreement, and is qualified by reference to each of these documents which are filed as Exhibits 10.48, 10.49, and 10.50 to this Quarterly Report.
Markets
Trust Stamp has evaluated the market potential for its services across several verticals. (Note - none of the reports, articles, and/or data sources referenced below were commissioned by the Company, and none of them are incorporated by reference).
Sovereign AI
The Company believes that its initiative to provide the development and deployment of Sovereign AI models represents a substantial market opportunity for which the Company is well positioned given our 9-year experience in developing proprietary AI models for deployments in-the-cloud, on premises and on mobile devices.
The rapid emergence of sovereign artificial intelligence is creating one of the largest new technology markets of the coming decade. Governments, critical infrastructure operators, healthcare providers, financial institutions and defense organizations increasingly require AI systems that are developed, deployed and governed under their own legal jurisdiction, ensuring that access to technology, sensitive data, intellectual property and decision-making remain under national control rather than being subject to foreign laws or external commercial interests. Independent market research estimates the global sovereign AI market will exceed US$48 billion in 2026 and grow to approximately US$180 billion by 2033, while Europe is making digital sovereignty a strategic priority through major investments in sovereign AI infrastructure and cloud capacity. Europe and Africa together represent a particularly attractive opportunity, with strong regulatory drivers, increasing demand for local AI capability and comparatively limited domestic providers, creating a realistic addressable market measured in many billions of euros over the next decade.
Recent admissions by the operators and independent research have demonstrated that frontier AI models can exhibit unexpected and potentially harmful behaviors when given broad autonomy or exposed to adversarial inputs. Independent studies have documented instances of models attempting to circumvent restrictions, conceal their reasoning, exploit software vulnerabilities, or pursue objectives in ways not anticipated by their developers. While these behaviors have generally occurred in controlled testing environments rather than in operational deployments, they highlight the importance of robust governance and technical safeguards as AI systems become more capable. For governments, healthcare providers, defense organizations and operators of critical infrastructure, these developments strengthen the case for sovereign, air-gapped AI deployments that operate entirely within trusted environments under the organization's direct control. Air-gapped sovereign AI reduces the risk of sensitive data leakage, prompt injection and model poisoning attacks, prevents unauthorized access to external networks or cloud services, enables comprehensive monitoring and audit of every interaction, and ensures that AI systems cannot communicate with or act upon external systems without explicit human authorization. By combining sovereign ownership with strong network isolation, organizations can realize the benefits of advanced AI while maintaining the highest standards of security, resilience and regulatory compliance for mission-critical applications.
As frontier AI models become recognised as strategically important technologies, access to the most capable systems can no longer be assumed to be commercially available on equal terms worldwide. Recent U.S. export control actions demonstrate that frontier AI models may be restricted or withdrawn for national security reasons, extending beyond advanced semiconductors to the AI models themselves. In June 2026, Anthropic was directed by the U.S. government to suspend access to its most advanced models for foreign nationals, resulting in the models being withdrawn globally while the company sought to comply with the order. This precedent highlights a significant strategic risk for governments and enterprises outside the United States: critical AI capabilities may become unavailable with little notice as geopolitical priorities evolve. Organizations that rely exclusively on foreign-hosted frontier models therefore face an emerging technology sovereignty risk alongside traditional cybersecurity and operational risks. Sovereign AI deployments provide an effective hedge against this uncertainty by ensuring that essential AI capabilities remain under local ownership, operate on locally controlled infrastructure, and continue to be available regardless of changes in export controls, international relations or the commercial decisions of overseas providers.
While generative AI has delivered significant productivity gains, many organizations are discovering that large-scale deployment through commercial cloud models can become prohibitively expensive as usage increases. Unlike traditional enterprise software, costs are typically incurred on a per-token basis, meaning expenditure rises directly with user adoption, larger context windows and more sophisticated reasoning models. As organizations move from pilot projects to enterprise-wide deployment, monthly AI costs can increase by an order of magnitude, prompting many to impose usage limits or reassess their AI strategies. Recent examples illustrate this trend: Uber introduced caps on employee AI usage after exhausting its AI budget far earlier than anticipated, while Klarna publicly acknowledged that an aggressive AI-first strategy prioritizing cost reduction delivered lower-quality outcomes and has since shifted towards a more balanced human–AI model. Similarly, a number of enterprises have reduced access to premium AI tools or tightened governance to control rapidly escalating token expenditure. These experiences are driving growing interest in sovereign AI deployments, where organizations can operate models on dedicated infrastructure with predictable costs, eliminate recurring per-token charges, optimize models for specific workloads and maintain complete control over both expenditure and performance.
The Sovereign Technology Centre Limited is in the process of being established to meet this demand by developing a portfolio of sovereign AI products, including secure sovereign large language models, sector-specific AI assistants, sovereign cloud infrastructure, cybersecurity solutions, medical and financial AI applications, and ultra-small language models that can operate on edge devices and semiconductors. Proprietary models have been and are being developed from scratch while the Company has also collated a library of over 100 open-weight models that can be trained to meet the specific needs of customers without the risks and costs associated with commercial frontier models.
The Sovereign Technology Centre Limited is in the process of being established as a Malta corporation with the economic interests vesting in the Company but administration and governance vesting in a corporate board primarily comprising Maltese citizens and residents. It is believed that this structure will facilitate participation in EU projects and funding opportunities not currently open to the Company. as a US corporation.
The Sovereign Technology Center is the engine that will enable this vision. Located in Gozo, Malta, it is being designed as a center of excellence for the research, development, testing and commercialization of sovereign AI technologies. The Center will bring together AI engineers, cybersecurity specialists, data scientists, infrastructure experts and university graduates to develop secure AI systems that comply with European and African standards and utilize highly efficient proprietary servers powered by solar energy. The Center will function not just as a working environment but also as a demonstration site for interested nations.

Semiconductor Technologies
Trust Stamp Malta Limited, has been selected as a direct participant in the Important Project of Common European Interest on Advanced Semiconductor Technologies ("IPCEI AST"), with the support of Malta Enterprise.
The IPCEI AST is a major, coordinated European initiative backed by participating EU Member States and their national authorities, with the objective of strengthening Europe's sovereignty, security and resilience across the advanced semiconductor value chain. Bringing together industry and research participants from across the EU, it is designed to accelerate the development and first industrial deployment of next-generation chip technologies. IPCEI is one of the EU's principal instruments for funding strategic technologies; its predecessor in microelectronics, IPCEI ME/CT, mobilized up to €8.1 billion in public funding across fourteen Member States. The overall funding envelope for the Advanced Semiconductor Technologies wave is still being finalized.
Trust Stamp's selection positions its privacy-first identity technology within this strategic effort by binding the identity of a device to a verified human identity, so that critical hardware can be trusted to operate only in authorized hands. This work will build on Trust Stamp's patented approach to irreversible biometric tokenization, which protects personal data while enabling strong, privacy-preserving authentication. Trust Stamp's participation is anchored by two cooperation agreements planned to run over the project period (2027 - 2032), subject to formal approval:
•A secure semiconductor identity platform: a collaboration to design a platform that links device identity to a verified human identity, combining hardware-rooted security (including memristor-based physically unclonable functions) with Trust Stamp's biometric tokenization to help prevent the unauthorized use of critical devices across communications, IoT and safety-critical systems.
•AI-supported processing of neural signals: a collaboration exploring the AI-assisted processing and analysis of neural-signal data generated by an emerging biosignal-chip platform, paired with secure device authentication to protect highly sensitive data at the hardware level.
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
•The global market for Microfinance is estimated at $250.4 billion in the year 2024, and is projected to reach $506 billion by 2030 according to the 2025 report titled “Microfinance - Global Market Trajectory & Analytics” published by Global Industry Analysts, Inc.. To accelerate our work in this market, the Company joined the Mastercard Lighthouse MASSIV program in Spring 2025 designed to empower sustainability and social impact through strategic partnerships aiming to assist participants to scale on a global level.
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
Stablecoins and other Cryptocurrencies
•As of mid-2025, the total stablecoin market capitalization sits around $170 billion, with sources varying between $160 billion and $200 billion depending on which coins are included. Tether (USDT) still dominates the pack, with other major players like USDC, BUSD, and DAI following behind. Analysts project the market cap of stablecoins to double to around $300 – 400 billion by 2030, driven by incremental adoption in payments and DeFi. Predicting this growth, the Company invested in developing and patenting technologies that it believes to be important assets to participate in the stablecoin and other cryptocurrency markets, including a patent related to embedding identity data in the metadata of cryptographic tokens and the trademark “StableKey”. The Company anticipates cryptocurrencies playing a growing role in its customer base in parallel to, and in some cases involving, its traditional financial services customers.

The Company announced a biometrically secured proprietary non-custodial software wallet in December 2025 which will be able to function as both a wallet directly managing access credentials for digital assets and as a “wallet of wallets”. The wallet will be offered directly to end-users and financial institutions. At the end of December 2025, our R&D team delivered an Minimum Viable Product ("MVP") of our Stablecoin-focused Wallet of Wallets (“WoWTM”) and we signed an LOI with a fellow Nasdaq company for a first deployment. Final design of the WoW wallet awaits clarity regarding the in-flux legislation related to the ability of stablecoins to pay interest or similar returns. While our WoW product has not yet been taken to market pending the passing of the “Clarity Act”, it offers advanced capabilities and utilizes proven proprietary technologies and engagements with potential customers cause us to believe that if we establish product-market fit, the economic potential could be substantial.
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
In furtherance of this, we have filed a provisional patent with the United States Patent and Trademark Office for an LLM implementation entitled “Consensus Medical”. The implementation evaluates and challenges and affirms medical practitioner diagnosis as appropriate, using three independent models in a structure designed to minimize the potential for sycophantic responses and hallucinations. Consensus Medical supports and is not intended to replace the expertise of qualified medical practitioners.
We have for several years recognized the potential of our technology in healthcare-related use cases, and during 2025 we advanced these efforts from exploration toward commercial implementation. We currently have a revenue generating commercial implementation with a Malta-based company that also operates in Dubai. In addition, we are in advanced negotiations to deploy our technology for an international pharmacy and primary care group in the European Union and MENA region.
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
Our multi-year investment in the African market has progressed from market cultivation to revenue generation. In January 2026, we received our first purchase order for the use of our Irreversibly Transformed Identity Token (“IT2”) from an African telecommunications company situated across a dozen African and Middle Eastern markets and serving hundreds of millions of subscribers. The initial purchase order was for the IT2 in a specific market but based upon our customer’s communications, we anticipate the geographic scope expanding in 2026. The second purchase order for an LLM powered tool used in ML/AML has been delivered. The third purchase order for age verification tool is in the process of delivery. We are also in discussion with another major telecoms provider in Africa for similar services and are making progress towards an agreement. Based on these two engagements and market discovery, we will be actively pursuing similar telecoms opportunities in other African countries and elsewhere.
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
Historically, the Company has generated most of its income through long-term partnerships with an S&P 500 bank. Effective July 1, 2025, the Company's agreement with the bank was extended to May 31, 2031, subject to either party having the right to terminate for cause and a right for the customer to cancel for convenience on giving 6 months' notice.
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
As of June 30, 2026, 100 financial institutions, representing over $350 billion in aggregate assets, had been onboarded through FIS. As of the same date, 115 customers (including both FIS and non-FIS customers) had been onboarded to the Orchestration Layer, including those that have fully implemented the platform and those currently undergoing implementation.

The first (non-FIS) client onboarded to the Orchestration Layer in the third quarter of 2022 has generated $652 thousand of revenue for the Company to date, including generating $75 thousand during the six months ended June 30, 2026.
Overall Orchestration Layer transaction volumes increased by approximately 20% over 2025 with a circa 200% increase in FIS-related transactions, but the rate of implementation and transaction volumes are far lower than we consider satisfactory and the channel structure in place does not provide us with adequate opportunities to work with the individual institutions and accelerate implementation. To address this we are currently integrating with another major banking platform to provide access to a larger range of financial institutions.
Commencing January 2026 the Company commenced provisioning services for a multinational telecommunications corporation operating in Africa and the range and scope of services has grown significantly over the course of the year. In Q2 the Company billed this customer $192 thousand for deliveries made, and the engagement is at a level such that going forward this Telecom will be classified as a Key Customer.
On February 20, 2025, the Company executed a Master Technology Service Agreement ("MTSA") (effective January 1, 2025) with QID Technologies LLC (“QID”) to provide technical services as agreed from time to time and documented by statements of work. The MTSA provided for an initial minimum payment of $100,000 per calendar month, with the budgeted payment thereafter not to exceed $300,000 per month without mutual agreement. The MTSA will remain in effect for one year and will be renewed automatically for successive one-year periods, until it is terminated. Either Party may terminate for convenience by giving notice of non-renewal no less than 90 days’ before the expiry of each one-year term. The Company owns a 10% equity interest in QID but is not involved in its management. Reaching the maximum monthly revenue of $300,000 would require QID ramping up its customer-facing activities, a process that is not controlled by the Company. The Company is currently renegotiating its contract with QID to provide a structure that better aligns the interests of the parties in a manner that will facilitate revenue growth for QID and hence revenue for the Company.
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
Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss before taxes and equity method investment	$(2,617,146)	$(1,676,958)	$(4,925,245)	$(3,834,345)
Add: Other expense	8,453	27	253,180	1,643
Less: Other income	(50,562)	(17,986)	(91,594)	(44,238)
Add: Interest expense, net	12,185	11,917	16,449	35,513
Add: Stock-based compensation	306,198	265,160	566,309	399,487
Add: Change in fair value of warrant liability	156	(395)	953	4,164
Add: Depreciation and amortization	217,160	188,273	426,522	371,194
Adjusted EBITDA loss (non-GAAP)	$(2,123,556)	$(1,229,962)	$(3,753,426)	$(3,066,582)
Adjusted EBITDA loss (non-GAAP) for the three months ended June 30, 2026, increased by $894 thousand, to $2.12 million loss from a $1.23 million loss for the three months ended June 30, 2025. The overall increase of $894 thousand in Adjusted EBITDA loss (non-GAAP) was driven primarily by an increase in Cost of services, Research and development ("R&D"), and Selling, general, and administrative ("SG&A") expenses. The increase in SG&A expense was driven by a $196 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended June 30, 2026 compared to the prior period. Cost of services increased by $94 thousand during the three months ended June 30, 2026 in tandem with the increase in Net revenue. Additionally, during the three months ended June 30, 2026, R&D expense increased by $227 thousand due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments that took effect in June 2026, retroactive to January 2026. This increase in R&D also included $30 thousand for the reengaging of personnel from 10Clouds to assist the Company's development team. Additionally, the Company incurred $250 thousand for financial advisory fees in relation to the closing of the Streeterville Capital LLC Note Purchase Agreement and recorded the fees to Other expense during the three months ended June 30, 2026.
The overall increase in Adjusted EBITDA loss (non-GAAP) during the three months ended June 30, 2026 was partially offset by an increase in Net revenue of $87 thousand compared to the three months ended June 30, 2025. The increase in Net revenue during the three months ended June 30, 2026 was primarily attributable to a statement of work executed with a multinational telecommunications corporation operating in Africa and to the Company's S&P 500 bank customer under a contract amendment that extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million, and provided for changes to the fee structure as well as new feature development and platform updates.
Adjusted EBITDA loss (non-GAAP) for the six months ended June 30, 2026, increased by $687 thousand, to $3.75 million loss from a $3.07 million loss for the six months ended June 30, 2025. The overall increase of $687 thousand in Adjusted EBITDA loss (non-GAAP) was driven primarily by an increase in Cost of services, R&D, and SG&A expenses. SG&A expense was driven by a $364 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the six months ended June 30, 2026 compared to the prior period. Cost of services increased by $138 thousand during the six months ended June 30, 2026 in tandem with the increase in Net revenue. Additionally, during the six months ended June 30, 2026, R&D expense increased by $373 thousand due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments that took effect in June 2026, retroactive to January 2026. This increase in R&D also included $112 thousand for the reengaging of personnel from 10Clouds to assist the Company's development team. Additionally, the Company incurred $250 thousand for financial advisory fees in relation to the closing of the Streeterville Capital LLC Note Purchase Agreement and recorded the fees to Other expense during the six months ended June 30, 2026.
The overall increase in Adjusted EBITDA loss (non-GAAP) during the six months ended June 30, 2026 was partially offset by an increase in Net revenue of $299 thousand when compared to six months ended June 30, 2025. The majority of the increase in Net revenue during the six months ended June 30, 2026, or $415 thousand, was attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net revenue (includes related party revenue of ($21,031) and $250,893 during the three months ended June 30, 2026 and 2025, respectively, and $18,002 and $338,740 during the six months ended June 30, 2026 and 2025, respectively )	$899,949	$812,667	$1,656,781	$1,358,138
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	418,521	362,776	782,909	663,487
Research and development	757,385	513,370	1,355,107	950,605
Selling, general, and administrative	1,904,109	1,430,853	3,758,703	3,218,443
Depreciation and amortization	217,160	188,273	426,522	371,194
Total operating expenses	3,297,175	2,495,272	6,323,241	5,203,729
Operating loss	(2,397,226)	(1,682,605)	(4,666,460)	(3,845,591)
Non-Operating Income (Expense):
Interest expense, net	(12,185)	(11,917)	(16,449)	(35,513)
Change in fair value of warrant liability	156	(395)	953	4,164
Other income	50,562	17,986	91,594	44,238
Other expense	(258,453)	(27)	(253,180)	(1,643)
Total other income, net	(219,920)	5,647	(177,082)	11,246
Net loss before taxes and equity method investment	(2,617,146)	(1,676,958)	(4,843,542)	(3,834,345)
Income tax expense	4,357	—	4,357	—
Net loss from equity method investment, related party	(81,060)	(35,000)	(86,060)	(35,000)
Net loss before non-controlling interest	(2,693,849)	(1,711,958)	(4,925,245)	(3,869,345)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to T Stamp Inc.	$(2,693,849)	$(1,711,958)	$(4,925,245)	$(3,869,345)

Basic and diluted net loss per share attributable to T Stamp Inc.	(0.48)	(0.69)	(0.90)	(1.57)
Weighted-average shares used to compute basic and diluted net loss per share	5,614,819	2,496,574	5,449,134	2,466,476
Comparison of the Three Months Ended June 30, 2026 and 2025
Net revenue

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Net revenue	$899,949	$812,667	$87,282	10.74%
During the three months ended June 30, 2026, Net revenue increased to $900 thousand, or a 10.74% increase from the Net revenue of $813 thousand for the three months ended June 30, 2025. During the three months ended June 30, 2026, the $900 thousand in Net revenue primarily consisted of $609 thousand from an S&P 500 bank, $192 thousand from a multinational telecommunications corporation operating in Africa, $40 thousand from a software development company, $28 thousand from a computer programming company, $23 thousand from a Tokyo, Japan-based digital platform company and $23 thousand from FIS.
During the three months ended June 30, 2026 the Net revenue increased by $87 thousand compared to the three months ended June 30, 2025, with increases fueled by growth across new and existing customers. The Company entered into new technical, implementation, and general professional services SOWs with a multinational telecommunications corporation operating in Africa. Services rendered under this engagement consisted of the Company's Trust Stamp Extended Biometric Service, encompassing biometric enrollment and one-to-one (1:1) biometric matching functionality. Work performed under this arrangement is governed by a customer-issued purchase order, pursuant to which the Company recognized revenue of $192 thousand three months ended June 30, 2026. The Company continues to view the African telecommunications and identity-verification market as a strategic growth opportunity, given the regulatory emphasis on subscriber identity assurance within the Unified License Scheme framework.
In addition, the Company recorded a $179 thousand increase during the three months ended June 30, 2026 attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment effective July 1, 2025. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.
On March 15, 2026, a new customer was onboarded under a software license agreement between Trust Stamp Denmark ApS and a Tokyo, Japan-based digital platform company which increased Net revenue by $23 thousand during the three months ended June 30, 2026. Under the agreement, Trust Stamp Denmark ApS will provide products and software services, including application programming interfaces that enable access to platform functionality, as well as professional services in accordance with the applicable statement of work. Furthermore, the Company, with the participation of a third party, has signed a commercial agreement with the Tokyo, Japan-based digital platform company, a leader in decentralized solutions to deploy and develop technologies that advance financial security, identity verification, and privacy protection across Japan's financial services sector and the wider region.
The Company also had an increase of $19 thousand in Net revenue during the three months ended June 30, 2026 resulting from increased services provided to a computer programming company, as the customer continues to ramp up their Orchestration Layer usage.
The increases to Net revenue were offset by the loss of license fee from an agreement with Mastercard that expired in February 2026 and was not renewed. As a result, during the three months ended June 30, 2026, the Company recognized no software license fees or revenue for other services, meanwhile, during the three months ended June 30, 2025 the Company recognized $30 thousand for software license fees and $5 thousand for other services.
Another factor offsetting the increases in Net revenue was the decrease in Statement of Works under the Master Technology Services Agreement with QID. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company has not reached. This resulted in the recognition of $251 thousand during the three months ended June 30, 2025, meanwhile no revenue was recognized during the three months ended June 30, 2026.
Cost of services

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Cost of services	$418,521	$362,776	$55,745	15.37%
Cost of services (“COS”) increased by $56 thousand or 15.37% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in COS during the three months ended June 30, 2026 was primarily driven by increased service requests from our S&P 500 bank customer under the new contract amendment effective July 1,2025, which, in tandem with the increase in Net revenue, resulted in a $26 thousand increase in internal developer costs, a $21 thousand increase in web services costs primarily due to higher costs related to the Orchestration Layer including expansion of services for a new region and increased third party vendor expense and a $23 thousand increase in COS from increased usage of driver license validations under our existing contract with the S&P 500 bank.
Additionally a $14 thousand increase related to the Share Purchase Agreement entered into between the Company and CyberFish, which was not in place during the three months ended June 30, 2025. The remaining variance primarily relates to an increase of $4 thousand in stock-based compensation award expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to increased internal developer costs allocated to COS and increase in internal developer's stock-based compensation award expense resulting from the increase in the fair value of stock-based compensation awards on the award date.

Partially offsetting the aforementioned increases was a decrease of $31 thousand in internal developer cost of services allocations, primarily due to the completion of work performed under the QID Master Services Agreement during the three months ended June 30, 2025. No work was performed under the QID Master Services Agreement during the three months ended June 30, 2026, resulting in no corresponding internal developer cost allocations during the current period.
Research and development

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Research and development	$757,385	$513,370	$244,015	47.53%

Research and development (“R&D”) expenses increased by $244 thousand, or 47.53% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in R&D expense was primarily driven by an increase of $227 thousand was noted in R&D expense during the six months ended June 30, 2026 primarily due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments. This figure also included the re-engaging of personnel from 10 Clouds to assist the Company's development team primarily with respect to development support on the Company’s WoW project.
Another increase of $17 thousand in stock-based compensation allocation during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 occurred due to the timing of the awards and the extended vesting period for the awards granted in 2025.
Selling, general, and administrative

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Selling, general, and administrative	$1,904,109	$1,430,853	$473,256	33.08%
Selling, general, and administrative expense (“SG&A”) increased by $473 thousand, or 33.08%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in SG&A expense was driven by a $196 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the three months ended June 30, 2026 compared to the prior period. The $196 thousand increase includes a $19 thousand increase in stock-based compensation awards during the three months ended June 30, 2026. Stock-based compensation expense increased due to the timing of restricted stock awarded to executives in 2026 and shorter vesting terms for restricted stock awarded to employees in 2026 than the restricted stock awarded in 2025. In addition, there was also an increase in salaries of $176 thousand, primarily a result of annual salary increases approved by management in June 2026 that retrospectively effective as of January 2026..
The Company also incurred a $295 thousand increase in legal and professional fees, external IT services, rent, educational fees, marketing, taxes and travel expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increases related to increased investment in technology infrastructure to support product development and customer deployments.
The increases in SG&A were partially offset by decreases for dues and subscription amounting to $17 thousand for the three months ended June 30, 2026.
Depreciation and amortization

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Depreciation and amortization	$217,160	$188,273	$28,887	15.34%
Depreciation and amortization (“D&A”) increased by $29 thousand, or 15.34% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The primary driver for the increase in D&A is due to an increase of $21 thousand in software amortization when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, brought about by the increase in Capitalized internal-use software of noted as of June 30, 2026.

Furthermore, during the three months ended June 30, 2026, the Company recognized approximately $8 thousand in amortization expense related to intangible assets associated with Lexverify's developed technology, representing its proprietary AI software. No comparable amortization expense was recognized during the three months ended June 30, 2025.
Operating loss

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Operating loss	$(2,397,226)	(1,682,605)	$(714,621)	42.47%
The Company’s Operating loss increased by $715 thousand or 42.47% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in Operating loss was mainly related to the increases in Cost of services, R&D and SG&A when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025. This increase in Operating loss was partially offset by an increase in Net revenue noted during the three months ended June 30, 2026.
Interest expense, net

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(12,185)	$(11,917)	$(268)	2.25%
Interest expense, net increased by 2.25% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily attributable to the Malta loan, under which accrued interest from the prior year was capitalized into the principal amount in April 2026, resulting in a higher principal balance and correspondingly higher interest expense during the three months ended June 30, 2026.
Offsetting the majority of the interest expense was Interest income. Interest income increased by $4 thousand for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily attributable to the Company's investment of excess cash balances through an end-of-day investment sweep program maintained with its JPMorgan Chase & Co. account, under which approximately $2.40 million in principal generated interest income during the period.
Change in fair value of warrant liability

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$156	$(395)	$551	(139.49)%
The Company recognized a gain in Change in fair value of warrant liability during the three months ended June 30, 2026 of $156 compared to a loss of $395 during the three months ended June 30, 2025. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Other income	$50,562	$17,986	$32,576	181.12%
Other income increased by $33 thousand for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher grant income recognized under the agreements entered into between the Company and Xjenza Malta in May 2024 and November 2024 respectively. Serving as Malta's national R&D and Space-funding agency, Xjenza Malta is the government body responsible for policy development and implementation in the areas of Research, Innovation, and Space. During the three months ended June 30, 2026, the Company achieved a higher percentage of completion on both grant-funded projects, as determined by the respective project managers, compared to the three months ended June 30, 2025. As a result, a greater amount of grant income was recognized from the two separate Malta grants during the three months ended June 30, 2026.
Other expense

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Other expense	$(258,453)	$(27)	$(258,426)	957133.33%
Other expense increased by $258 thousand for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by $250 thousand for financial advisory fees in relation to the closing of the Streeterville Capital LLC Note Purchase Agreement during the three months ended June 30, 2026. The Company also incurred $8 thousand and $27 in unrealized loss on foreign currency translation expense for the three months ended June 30, 2026 and 2025, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries, Trust Stamp Rwanda Limited with currencies denominated in United States Dollars and Rwandan Franc, respectively.
Comparison of the Six Months Ended June 30, 2026 and 2025
Net revenue

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Net revenue	$1,656,781	$1,358,138	$298,643	21.99%
During the six months ended June 30, 2026, Net revenue increased to $1.66 million, or an 21.99% increase from the Net revenue of $1.36 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the $1.66 million in Net revenue consisted of $1.19 million from an S&P 500 bank, $192 thousand from a multinational telecommunications corporation operating in Africa, $75 thousand from a software development company, $62 thousand from FIS, $54 thousand from a computer programming company, $41 thousand from a Tokyo-Japan based digital platform company, $18 thousand from CyberFish, $10 thousand from Mastercard, and various other customers for the remaining $12 thousand.
During the six months ended June 30, 2026 the Net revenue increased by $87 thousand compared to the six months ended June 30, 2025 with increases coming from new and existing customers. The Company recorded a $415 thousand increase in Net revenue during the six months ended June 30, 2026 attributable to the Company's S&P 500 bank customer resulting from the Company entering into a contract amendment with this customer effective July 1, 2025. The amendment extended the term of the existing agreement until May 31, 2031, with minimum gross revenue exceeding $12.7 million. It provides for changes to the fee structure as well as a new feature development and platform updates.
In addition, the Company entered into new technical, implementation, and general professional services SOWs with a multinational telecommunications corporation operating in Africa. Services rendered under this engagement consisted of the Company's Trust Stamp Extended Biometric Service, encompassing biometric enrollment and one-to-one (1:1) biometric matching functionality. Work performed under this arrangement is governed by a customer-issued purchase order, pursuant to which the Company recognized revenue of $192 thousand six months ended June 30, 2026 The Company continues to view the African telecommunications and identity-verification market as a strategic growth opportunity, given the regulatory emphasis on subscriber identity assurance within the Unified License Scheme framework.
On March 15, 2026, a new customer was onboarded under a software license agreement between Trust Stamp Denmark ApS and a Tokyo, Japan-based digital platform company which increased Net revenue by $41 thousand during the six months ended June 30, 2026. Under the agreement, Trust Stamp Denmark ApS will provide products and software services, including application programming interfaces that enable access to platform functionality, as well as professional services in accordance with the applicable Statement of Work. Furthermore, the Company, with the participation of a third party, has signed a commercial agreement with the Tokyo, Japan-based digital platform company, a leader in decentralized solutions to deploy and develop technologies that advance financial security, identity verification, and privacy protection across Japan's financial services sector and the wider region.
The Company also had an increase of $35 thousand in Net revenue during the six months ended June 30, 2026 resulting from increased services provided to a computer programming company, as the customer continues to ramp up their Orchestration Layer usage.
The Company had an increase of $18 thousand in Net revenue during the six months ended June 30, 2026 as a result of the non-cash considerations, development services, delivered to CyberFish under the Share Purchase Agreement with CyberFish executed on March 9, 2026. The development services delivered to CyberFish in exchange for the equity interest in CyberFish meet the criteria to be recognized as revenue under ASC 606. The development services are recognized as revenue as the development services are delivered to CyberFish using the cost incurred input method. Upon execution of the transaction and establishing the contract under ASC 606, the Company recognized revenues of $18 thousand related to services provided during the quarter and prior to the effective date of the agreement (March 9, 2026), and the remaining balance will be recognized as costs are incurred with delivering services to the customer.
The increases to Net revenue were partially offset by an amendment to the Mastercard agreement executed in February 2025 that reduced fixed monthly license fees and has not been extended beyond February 2026. As a result, during the six months ended June 30, 2026, the Company recognized no software license fees and no revenue for other services, meanwhile, during the six months ended June 30, 2025 the Company recognized $60 thousand for software license fees and $10 thousand for other services.
Another factor offsetting the increases in Net revenue was the decrease in Statement of Works under the Master Technology Services Agreement with QID. The Company provided services to QID of $100 thousand per month from January 2025 - June 2025 which was the maximum allowed under the agreement. Starting in July 2025, the agreement allows for billing up to $300 thousand per month thereafter, which the Company has not reached. This resulted in the recognition of $339 thousand during the six months ended June 30, 2025, meanwhile no revenue was recognized during the six months ended June 30, 2026.
Cost of services

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Cost of services	$782,909	$663,487	$119,422	18.00%
Cost of services (“COS”) increased by $119 thousand or 18.00% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in COS during the six months ended June 30, 2026 was primarily driven by a $84 thousand increase in internal developer costs and due to increased service requests by our S&P 500 bank customer as a result of the Company entering into a contract amendment effective July 1, 2025. The Company also recorded a $57 thousand increase in web services costs primarily due to higher costs related to the Orchestration Layer including expansion of services for a new region, increased S&P 500 bank usage, and increased third party vendor expense. Additionally, there was a $33 thousand increase in COS due to increased usage of driver license validations under our existing contract with the S&P 500 bank, as well as a $21 thousand increase related to the Share Purchase Agreement entered into between the Company and CyberFish, which was not in place during the six months ended June 30, 2025. The remaining variance primarily relates to an increase of $8 thousand in stock-based compensation award expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to increased internal developer costs allocated to COS and increase in internal developer's stock-based compensation award expense resulting from the increase in the fair value of stock-based compensation awards on the award date.
Partially offsetting the aforementioned increases was a decrease of $82 thousand in internal developer cost of services allocations, primarily due to the completion of work performed under the QID Master Services Agreement during the six months ended June 30, 2025. No work was performed under the QID Master Services Agreement during the six months ended June 30, 2026, resulting in no corresponding internal developer cost allocations during the current period.

Research and development

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Research and development	$1,355,107	$950,605	$404,502	42.55%
Research and development (“R&D”) expenses increased by $405 thousand, or 42.55% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in R&D expense was primarily driven by an increase of $373 thousand was noted in R&D expense during the six months ended June 30, 2026 primarily due to higher personnel-related costs associated with the expansion of the Company’s development team and annual merit adjustments. This figure also included the re-engaging of personnel from 10 Clouds to assist the Company's development team primarily with respect to development support on the Company’s WoW project.
Another increase of $31 thousand in stock-based compensation allocation during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 occurred due to the timing of the awards and the extended vesting period for the awards granted in 2025.
Selling, general, and administrative

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Selling, general, and administrative	$3,758,703	$3,218,443	$540,260	16.79%
Selling, general, and administrative expense (“SG&A”) increased by $540 thousand, or 16.79%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in SG&A expense was driven by a $364 thousand increase in salaries, stock-based compensation, payroll costs, and sales commissions during the six months ended June 30, 2026 compared to the prior period. The $364 thousand increase includes a $128 thousand increase in stock-based compensation awards during the six months ended June 30, 2026. Stock-based compensation expense increased due to the timing of restricted stock awarded to executives in 2026 and shorter vesting terms for restricted stock awarded to employees in 2026 than the restricted stock awarded in 2025. In addition, there was an increase in salaries of $237 thousand, primarily a result of annual salary increases approved by management in June 2026 that retrospectively effective as of January 2026.
The Company also incurred a $312 thousand increase in legal and professional fees, external IT services, rent, educational fees, taxes, and travel expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Additional increases related to the fees associated with higher travel costs for continued customer expansion opportunities, increase in franchise taxes as well as increased investment in technology infrastructure to support product development and customer deployments.
The increases in SG&A were partially offset by decreases for accounting and audit fees, dues and subscription amounting to $17 thousand for the six months ended June 30, 2026.
Depreciation and amortization

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Depreciation and amortization	$426,522	$371,194	$55,328	14.91%
Depreciation and amortization (“D&A”) increased by $55 thousand, or 14.91% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
The primary driver for the increase in D&A is due to an increase of $46 thousand in software amortization when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, brought about by the increase in Capitalized internal-use software of noted as of June 30, 2026.

Furthermore, during the six months ended June 30, 2026, the Company recognized approximately $11 thousand in amortization expense related to intangible assets associated with Lexverify's developed technology, representing its proprietary AI software. No comparable amortization expense was recognized during the six months ended June 30, 2025.
Operating loss

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Operating loss	$(4,666,460)	$(3,845,591)	$(820,869)	21.35%
The Company’s Operating loss increased by $821 thousand or 21.35% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in Operating loss was mainly related to the increases in Cost of services, R&D, and SG&A when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. This increase in Operating loss was partially offset by an increase in Net revenue noted during the six months ended June 30, 2026.
Interest expense, net

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(16,449)	$(35,513)	$19,064	(53.68)%
Interest expense, net decreased by $19 thousand, or 53.68% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in Interest expense for the six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to the full repayment of one secured promissory note. During the six months ended June 30, 2025, the Company incurred $13 thousand of interest expense related to the SentiLink loan entered into on November 13, 2024. This loan was fully repaid in January 2025, and as a result, no corresponding interest expense was incurred during the six months ended June 30, 2026.

Furthermore, interest income increased by $9 thousand for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily attributable to the Company's investment of excess cash balances through an end-of-day investment sweep program maintained with its JPMorgan Chase & Co. account, under which approximately $2.40 million in principal generated interest income during the period.

Change in fair value of warrant liability

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$953	$4,164	$(3,211)	(77.11)%
The Company recognized a gain in Change in fair value of warrant liability during the six months ended June 30, 2026 of $1 thousand compared to a gain of $4 thousand during the six months ended June 30, 2025. This change is based on the fair value assessment and adjustment for one warrant liability as described in Note 3 to the unaudited condensed consolidated financial statements provided under Item 1 of this report.
Other income

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Other income	$91,594	$44,238	$47,356	107.05%
Other income increased by $47 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher grant income recognized under the agreements entered into between the Company and Xjenza Malta in May 2024 and November 2024 respectively. During the six months ended June

30, 2026, the Company achieved a higher percentage of completion on both grant-funded projects, as determined by the respective project managers, compared to the six months ended June 30, 2025. As a result, a greater amount of grant income was recognized from the two separate Malta grants during the six months ended June 30, 2026.
Other expense

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Other expense	$(253,180)	$(1,643)	$(251,537)	15309.62%
Other expense increased by $252 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by $250 thousand for financial advisory fees in relation to the closing of the Streeterville Capital LLC Note Purchase Agreement during the six months ended June 30, 2026. The Company also incurred $3 thousand and $2 thousand in unrealized loss on foreign currency translation expense for the six months ended June 30, 2026 and 2025, respectively, for intercompany transactions between the parent company, T Stamp Inc., and its subsidiaries.
Liquidity and Capital Resources
As of June 30, 2026, the Company had approximately $6.31 million cash in its banking accounts. The Company is generating revenues, but has not yet generated profits, with a Net loss for the six months ended June 30, 2026 of $4.93 million, Net operating cash outflows of $4.09 million for the same period, and an accumulated deficit of $74.71 million as of June 30, 2026. The Company is not currently generating sufficient cash to meet its requirements for the next 12 months. The Company anticipates that it will need to raise capital from equity and/or debt financings within the next twelve (12) months in order to fund its operations unless it receives additional revenue from sales in progress but not currently booked. The Company also anticipates it may need to raise capital from equity and/or debt financings beyond the next 12 months to fund its operations.
On June 25, 2026, the Company entered into a note purchase agreement with Streeterville Capital LLC, (the "Lender") pursuant to which the Company issued a secured promissory note to the investor in the principal amount of $5,510,000. The note carried an original issue discount of $500,000 and $10,000 for the Lender's legal fees incurred in connection with the purchase and sale of the note. The note accrues interest at nine percent (9%) per annum. Beginning on June 25, 2027, the Lender can demand that 1/8th of the outstanding balance be repaid each month. All principal and interest on this note is due and payable on the maturity date, June 25, 2028. The Company also incurred $250,000 in financial advisory fees in connection with the transaction that it was accrued as of June 30, 2026. These fees have been paid as of the date of this report.
On October 31, 2025, the Company entered into a Warrant Exercise and Exchange Inducement Agreement (the “WEEA”) with a certain institutional investor, pursuant to which the institutional investor agreed to (i) exercise (the “Exercise”) (a) all of the warrants issued to the institutional investor on September 3, 2024, which are exercisable for 413,696 shares of the Company’s common stock, par value $0.01 per share, with a current exercise price of $4.83 per share (the “September 2024 Warrants”) and (b) all of the warrants issued to the institutional investor on January 8, 2025, which are exercisable for 621,303 shares of common stock, with a current exercise price of $8.45 per share (the “January 2025 Warrants” and collectively with the September 2024 Warrants, the “Existing Warrants”); and (ii) exchange all or a portion of the common stock purchase warrants issued to the institutional investor on December 5, 2024, which are exercisable for 648,148 shares of common stock (with a current exercise price of $8.10 per share) (the “December 2024 Warrants”) for New Warrants. As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of all of the Existing Warrants, including any unexercised portion thereof, to $4.20 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq Stock Market prior to the execution of the WEEA; (ii) issue to the institutional investor new unregistered warrants to purchase up to an aggregate of 2,511,044 shares of common stock (equal to 180% of the shares of common stock issued in connection with the Exercise) comprised of (a) “Series A Warrants” to purchase an aggregate of 1,301,945 shares of the Company's common stock and “Series B Warrants” to purchase an aggregate of 1,209,099 shares of the Company's common stock, each with an exercise price of $4.20 per share (collectively, the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”); and (iii) exchange all 648,148 of the institutional investor’s December 2024 Warrants for New Warrants to purchase up to a number of shares of common stock equal to 100% of the number of shares issuable upon exercise of the December 2024 Warrants with an exercise price of $4.20 per share. The WEEA closed on November 3, 2025 resulting in the Company receiving net proceeds of $4,022,706 which includes $2,609,473 for the exercise of the January 2025 Warrants and $1,737,523 for the exercise of the September 2024 Warrants and is net of fees totaling $324,290. As of June 30, 2026, there are 2,511,044 New Warrants that have yet to be exercised, representing a potential $10,546,385 if exercised fully.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a Net loss for the six months ended June 30, 2026 of $4.93 million, net operating cash outflows of $4.09 million for the same period, and an accumulated deficit of $74.71 million as of June 30, 2026.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Net cash flows from operating activities	$(4,085,411)	$(2,096,553)
Net cash flows from investing activities	$(519,755)	$(469,010)
Net cash flows from financing activities	$4,816,288	$126,102
Operating Activities
Net cash flows used in operating activities increased by 94.86% from $2.10 million during the six months ended June 30, 2025, compared to Net cash flows used in operating activities of $4.09 million during the six months ended June 30, 2026. Of the $4.93 million Net loss for the six months ended June 30, 2026, there were various cash and non-cash adjustments that were added back to the Net loss to arrive at $4.09 million cash used for operating activities for the six months ended June 30, 2026.
Those adjustments included the add back of $566 thousand related to stock-based compensation. There was a $298 thousand increase in stock-based compensation during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Additionally, there is an add back of $427 thousand for non-cash depreciation and amortization, $250 thousand in non-cash debt financing cost due to the financial advisory fees accrued in connection with the Streeterville Capital LLC loan transaction, $73 thousand in non-cash lease expense, $86 thousand for the change in the value of related party equity method investments due to their operating results, $28 thousand from an increase in accounts payable, as well as $24 thousand for non-cash interest incurred from our Malta loan.
The add backs were offset by reductions in certain cash and noncash adjustments including Additionally, there was $240 thousand for an increase in accounts receivable, $180 thousand from the decrease in accrued expenses, related party payables, and income tax payable, $73 thousand for a decrease in Deferred revenue as the Company continues to progress deliverables under the grant agreements with the government of Malta and the University of Malta, and $48 thousand reduction from operating lease liabilities, $67 thousand for prepaid expenses, and $5 thousand for other assets.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $520 thousand, compared to net cash of $469 thousand used in the six months ended June 30, 2025. Cash used in investing activities during the six months ended June 30, 2026 related primarily to continued investments in technologies intended to be capitalized and monetized over time totaling $481 thousand, as well as an increase in purchases of equipment of $34 thousand used during the six months ended June 30, 2026. In addition, during the six months ended June 30, 2026, the Company paid $35 thousand for CyberFish investment cash consideration defined in the Share Purchase Agreement. There was also an offset of $31 thousand acquired in cash as a result of the Lexverify acquisition.
Financing Activities
During the six months ended June 30, 2026, Net cash flows from financing activities was $4,816,288, compared to Net cash flows from financing activities of $126 thousand for the six months ended June 30, 2025. The cash flows from financing during the six months ended June 30, 2026 included approximately $5.00 million from the Note Purchase Agreement with Streeterville Capital that closed on June 25, 2026.
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
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Based on our evaluation, management concluded that our internal controls over financial reporting were effective as of June 30, 2026.
Change in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2026, the Company made the following sales of securities in transactions not registered under the Securities Act.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

5(a):

None.

5(b):

None.

5(c):

Insider Trading Arrangements

During the six months ended June 30, 2026 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

10.48
Note Purchase Agreement dated June 25, 2026 between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).

10.49	Secured Promissory Note dated June 26, 2026 issued to the Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.50	Security Agreement dated June 25, 2026 between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).

19.1	T Stamp Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025)

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Trust Stamp Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: August 13, 2026

/s/ Lance Wilson
Lance Wilson, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: August 13, 2026

/s/ Andrew Gowasack
Andrew Gowasack, President, Director
Date: August 13, 2026

/s/ William McClintock
William McClintock, Director
Date: August 13, 2026

/s/ Charles Potts
Charles Potts, Director
Date: August 13, 2026

/s/ Kristin Stafford
Kristin Stafford, Director
Date: August 13, 2026

/s/ Berta Pappenheim
Berta Pappenheim, Director
Date: August 13, 2026

/s/ David Curmi
David Curmi, Director
Date: August 13, 2026